Form 10QSB
period 2005-09-30
Avicena Group, Inc.
filed 2005-12-29
CIK 1317092

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

☐	Transition Report Under Section 13 or 15 (d) of the Exchange Act of 1934

Commission file Number 000-5160

Avicena Group, Inc.

(Exact Name of Small Business as Specified in its Charter)

Delaware	04-3195737
(State of Incorporation)	(I.R.S. Employer Identification Number)

228 Hamilton Avenue, 3rd Floor Palo Alto CA 94301

(Address of Principal Executive Offices)

(415) 397-2880

(Issuer’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding of the registrant’s Common Stock as of December 15, 2005:

Common Stock, par value $.001	51,082,616 shares outstanding

Transitional Small Business disclosure format:    Yes  ☐    No  ☒

Avicena Group, Inc.

Quarter Ended September 30, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Condensed Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$10,055	$102,423
Accounts receivable	50,444	19,625
Inventory	3,267	3,598
Prepaid expenses	49,603	12,372

Total current assets	113,369	138,018

Equipment, net	7,041	1,278

Deposits	9,335	5,335

Total assets	$129,745	$144,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,405,343	$500,713
Advances from a company officer	48,453	—
Accrued expenses	79,733	84,550
Notes payable and advances from shareholders	775,000	—

Total current liabilities	2,308,529	585,263

Total liabilities	2,308,529	585,263

Commitments

Stockholders’ equity (deficit):
Convertible preferred stock: $0.01 par value, 7,500,000 shares authorized; 5,557,314 and 5,426,633 shares issued at September 30, 2005 and December 31, 2004, respectively, and 4,774,633 shares outstanding at both dates	55,573	54,266

Common stock: $0.01 par value, 30,000,000 shares authorized; 15,124,524 and 3,184,938 shares issued at September 30, 2005 and December 31, 2004, respectively, and 3,184,938 shares outstanding at both dates	151,245	31,849
Additional paid-in capital	5,405,271	5,117,127
Deferred compensation	(212,583)	—
Accumulated deficit	(7,578,290)	(5,643,874)

Total stockholders’ deficit	(2,178,784)	(440,632)

Total liabilities and stockholders’ deficit	$129,745	$144,631

The accompanying notes are an integral part of these unaudited financial statements.

AVICENA GROUP, INC.

Condensed Statements of Operations

(Unaudited)

	Three months ending		Nine months ending
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$81,673	$61,759	$384,920	$161,989

Cost of revenue	14,225	9,140	45,902	27,848

Gross margin	67,448	52,619	339,018	134,141

Research and development	84,310	141,301	311,157	276,620
Selling and marketing expenses	201,102	3,369	501,651	9,494
General and administrative expenses	326,089	180,694	1,429,304	414,170

	611,501	325,364	2,242,112	700,284

Loss from operations	(544,053)	(272,745)	(1,903,094)	(566,143)

Interest expense	(14,350)	(1,598)	(31,322)	(2,427)

Net loss	$(558,403)	$(274,343)	$(1,934,416)	$(568,570)

Net loss per common share - basic and diluted	$(0.04)	$(0.09)	$(0.14)	$(0.19)

Weighted average common shares outstanding - basic and diluted	15,124,524	2,975,299	13,371,933	2,947,214

The accompanying notes are an integral part of these unaudited financial statements.

AVICENA GROUP, INC.

Condensed Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Convertible Preferred Stock		Common		Additional Paid In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	5,426,633	$54,266	3,184,938	$31,849	$5,117,127	$—	$(5,643,874)	$(440,632)

Issuance of common stock to financial advisor	—	—	2,142,857	21,429	278,571	—	—	300,000

Issuance of restricted common stock	—	—	2,827,039	28,270	372,515	(400,785)	—	—

Compensation expense associated with vesting of restricted stock	—	—	—	—	—	188,202	—	188,202

Issuance of common stock upon exercise of options	—	—	6,889,009	68,890	(58,890)	—	—	10,000
Issuance of common stock and Series C preferred stock, net of issuance costs of $9,099	130,681	1,307	80,681	807	127,536	—	—	129,650

Costs related to an issuance of securities					(905,367)	—		(905,367)
Compensation expense associated with stock options granted to nonemployees	—	—	—	—	4,338	—	—	4,338

Compensation expense related to modification of stock options					469,441			469,441
Net loss	—	—	—	—	—	—	(1,934,416)	(1,934,416)

Balance at September 30, 2005	5,557,314	$55,573	15,124,524	$151,245	$5,405,271	$(212,583)	$(7,578,290)	$(2,178,784)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ending
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net loss	$(1,934,416)	$(568,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,904	1,425
Stock compensation expense	661,981	531
Changes in assets and liabilities
Accounts receivable	(30,819)	(10,014)
Inventory	331	—
Other current assets	(37,231)	(10,365)
Accounts payable	953,083	204,506
Accrued expenses	(4,817)	(107,696)

Net cash used in operating activities	(388,984)	(490,183)

Cash flows from investing activities:
Purchases of equipment	(8,667)	—
Deposits	(4,000)	—

Net cash used in investing activities	(12,667)	—

Cash flows from financing activities:
Proceeds from issuances of common and preferred stock	129,650	500,000
Costs related to an issuance of securities	(605,367)	—
Exercise of stock options	10,000	2,375
Advances from stockholder	125,000	—
Increase in note payable	650,000	—

Net cash provided by financing activities	179,241	502,375

Net increase (decrease) in cash and cash equivalents	(92,368)	11,661

Cash and cash equivalents, beginning of period	102,423	1,969

Cash and cash equivalents, end of period	$10,055	$13,108

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$5,380	$2,478

Income Taxes	$—	$—

Supplemental disclosure of noncash financing activities
Conversion of amounts owed to stockholders of preferred stock	—	$102,000

Issuance of common stock for financial advisor fees	$300,000	$—

The accompanying notes are an integral part of these financial statements.

Avicena Group, Inc.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2004 included in the registration statement on Form SB-2 filed with the Securities and Exchange Commission on November 14, 2005. The unaudited financial statements, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2005 and the results of the operations and cash flows for the nine months ended September 30, 2005, and 2004. The results of operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2004 financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional equity. Management’s plans to enter into merger discussions with AVN Acquisition Corp. (AAC) in order raise additional equity are described in Note 1 to the December 31, 2004 financial statements. Note 4 below describes the successful outcome of the merger with AAC and, as a result of this merger, the Company raised $3,000,000 in 2005. However, the financial statements at September 30, 2005 only reflect $650,000 in loans raised in contemplation of the merger from AAC and affiliates since the merger was not consummated until November 2005. The complete financial impact from this merger is shown in a pro forma format in Note 6.

2. Stock-Based Compensation

The Company has a stock-based employee compensation plan. In February 2005, the Company’s Board of Directors approved a resolution offering all holders of the Company’s 7,027,220 outstanding stock options at December 31, 2004, plus holders of 732,500 options issued in January 2005, the opportunity to exercise their options on a cashless basis (that is, without the payment of the previously applicable exercise price), with 0.9 fully paid shares of common stock to be issued for each share subject to the outstanding options. Holders of 7,555,844 of the stock options chose to exercise their options on a cashless basis in the nine month period ended September 30, 2005. As a result of the modification made to the options, the Company recorded a non-cash charge of approximately $313,400 related to the employee options and a non-cash charge of $156,100 related to non-employee options during the nine months ended September 30, 2005.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock-based awards. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the fair value of employee awards as calculated under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Had compensation cost for the 1999 Plan and for options granted outside the 1999 Plan been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provision of SFAS No. 148, the Company’s net loss and net loss per share would have been changed to the pro forma amounts indicated below:

	For the 9 months ended September,
	2005	2004
Net loss as reported	$(1,934,416)	$(568,570)
Stock-based compensation expense included in reported loss	661,981	0
Total stock-based compensation expense determined under the fair value based method for all awards	(522,401)	(12,082)

Pro forma net loss	$(1,794,836)	$(580,652)
Net loss per share:
As reported - basic and diluted	$(0.14)	$(0.19)
Pro forma - basic and diluted	$(0.13)	$(0.20)

Pursuant to the required pro forma disclosure, and the compensation costs associated with grants to non-employees, the Company has estimated the fair value of its stock options using an assumed risk-free interest rate of 3.58 – 4.13% and 3.90 – 4.11%, a volatility of 50%, and a dividend yield of 0% for the nine months ended 2005 and 2004, respectively. The weighted average fair value of options granted during 2005 and 2004 was $0.10 and $0.03, respectively.

During the nine months ended September 30, 2005 the Company issued 2,827,038 shares of restricted common stock to employees, directors, and consultants of the Company as an incentive to retain certain key personnel and vendors directly associated with the Company at this critical juncture in the Company’s history. In conjunction with the issuance of this restricted common stock, the Company incurred a total non-cash deferred expense of approximately $400,800. Since the restricted common stock was issued on two different dates and at two different values during the nine months ended September 30, 2005 and for vesting periods of either one or three years, the Company is amortizing the related deferred compensation expense over these two periods.

The amount of compensation expense amortized during the nine-month period ended September 30, 2005 is a non-cash charge of approximately $188,200. The unamortized portion, that is, the difference between the original deferred expense of approximately $400,800 and the amortized portion reflected as an expense in the first nine months of 2005, is reflected on the equity section of the balance sheet as deferred compensation of approximately $212,600.

3. Net Loss Per Share

The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options. Options to purchase 176,376 and 7,985,220 shares of common stock were not included in the September 30, 2005 and 2004 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

4. Merger Agreement and Subsequent Events

As mentioned in Note 1 above, the Company entered into merger negotiations with AAC, a newly organized Delaware corporation, subsequent to year ended December 31, 2004. In February 2005, a loan of $250,000 was received from AAC. The Company also entered into a non-binding letter of intent with AAC which provided for an additional loan of $250,000 and for AAC’s merger with and into the Company. This additional loan was received by the Company in March 2005.

In July 2005, the Company received a demand loan of $150,000 from an investor related to AAC. This loan was eventually contributed to AAC. In October 2005, the Company and AAC executed an Agreement and Plan of Merger (the Merger Agreement) and entered into an escrow agreement with LaSalle Bank National Association, which served as escrow agent for the merger and AAC. Under the Merger Agreement, AAC’s cash assets of $2,000,000 were placed in escrow on November 4, 2005. The distribution of these funds was conditioned upon the closing of the merger, which was further conditioned upon the SEC declaring effective the Company’s Registration Statement. Also in November 2005, the Company borrowed an additional $350,000 from AAC.

On November 14, 2005, the SEC approved the Company’s registration statement on Form SB-2 and shortly thereafter the merger of the Company and AAC was executed. The Company received AAC’s cash assets of $2,000,000 and all amounts due under the loans held by AAC were cancelled as a matter of law when the merger with AAC was completed. Also pursuant to the Merger Agreement, the Company’s outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 2.1 shares of common stock, each outstanding share of Series C Convertible Preferred Stock was converted into 1.4 shares of common stock and the outstanding shares of common stock were split on a 1.4 to 1 basis.

The Company anticipates that the funds received through the merger combined with cash from operations, will be sufficient resources to enable the company to sustain operations through at least March 31, 2006. See Footnote 6 below regarding the pro forma financial statements resulting from the merger.

5. Stock Options—1999 Stock Option Plan

In 1999, the Company’s Board of Directors adopted a Stock Incentive Plan (the 1999 Plan). As of December 31, 2004, 4,000,000 shares of Common Stock had been reserved for awards under the 1999 Plan. On March 9, 2005, the Board of Directors amended the 1999 Plan, subject to and conditional upon the consummation of Avicena’s merger with AAC, to increase the aggregate number of shares of Common Stock in the Plan on a pre-merger basis by 2,467,417 shares, or approximately 3,750,000 on a post-split basis. The amendment brings the new total to 6,467,417 shares reserved for grants as of the date of the merger.

The Board of Directors administers the 1999 Plan and determines the number of shares of Common Stock to be granted by each option grant, the exercise price of each option, and the conditions and limitations applicable to the exercise of each option. Most options granted by the Company vest immediately; however, some options vest over a period of time, generally three years. Under the 1999 Plan, options may be granted as incentive stock options or nonqualified stock options to officers and employees, including some directors who are also employees of the Company. Non-employee directors and consultants to the Company are eligible to receive nonqualified options only.

6. Pro Forma Financial Statements – AAC and Company Merger

AVICENA GROUP, INC.

Pro Forma Consolidated Balance Sheet

September 30, 2005

(Unaudited)

	Avicena Group, Inc.	AVN Acquisition Corp.	Pro Forma Adjustments		Avicena Group, Inc. Pro Forma
ASSETS
Current Assets:
Cash and cash equivalents	$10,055	$22,645	$2,500,015	(B)(C)	$2,532,715
Accounts receivable	50,444	24,000	(24,000	)(C)	50,444
Inventory	3,267	—	—		3,267
Prepaid expenses	49,603	—	—		49,603
Note receivable	—	500,000	(500,000	)(C)	—

Total current assets	113,369	546,645	1,976,015		2,636,029

Equipment, net	7,041	—	—		7,041

Deposits	9,335	—	—		9,335

Total assets	$129,745	$546,645	$1,976,015		$2,652,405

LIABILITIES AND STOCK-HOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,405,343	$—	$—		$1,405,343
Advances from a company officer	48,453	—	—		48,453
Accrued expenses	79,733	12,007	(13,918	)(C)	79,733
Advances from Shareholder	125,000				125,000
Note payable	650,000	—	(500,000	)(C)	150,000

Total current liabilities	2,308,529	12,007	(513,918)		1,806,618

Total liabilities	2,308,529	12,007	(513,918)		1,806,618

Commitments

Stockholders’ equity (deficit):

Convertible preferred stock	55,573	—	(55,573	)(D)	—
Common stock	151,245	2,100	357,481	(A)(D)	510,826
Additional paid-in capital	5,405,271	3,027,915	(307,352	)(A)(D)	8,125,834
Common stock subscriptions receivable	—	(2,500,015)	2,500,015	(B)	—
Deferred compensation	(212,583)		—		(212,583)
Accumulated deficit	(7,578,290)	4,638	(4,638	)(C)	(7,578,290)

Total stockholders’ equity (deficit)	(2,178,784)	534,638	2,489,933		845,787

Total liabilities and stockholders’ equity/deficit	$129,745	$546,645	$1,976,015		$2,652,405

The accompanying notes are an integral part of these financial statements

AVICENA GROUP, INC.

Pro Forma Consolidated Statement of Operations

Nine months ended September 30, 2005

(Unaudited)

	Avicena Group, Inc.	AVN Acquisition Corp.	Pro Forma Adjustments	Avicena Group, Inc. Pro Forma
Revenue	$384,920	$—	$—	$384,920
Cost of revenue	45,902	—	—	45,902

Gross margin	339,018	—	—	339,018
Research and development	311,157	—	—	311,157
Selling and marketing expenses	501,651	—	—	501,651
General and administrative expenses	1,429,304	19,362	—	1,119,070

Total Expenses	2,242,112	19,362	—	1,646,466

Loss from operations	(1,903,094)	(19,362)	—	(1,374,896)
Interest income/(expense)	(31,322)	24,000	—	(6,561)

Net loss	$(1,934,416)	$4,638	$—	$(1,929,778)

The accompanying notes are an integral part of these financial statements

AVICENA GROUP, INC.

Notes to Unaudited Pro Forma Consolidated Financial Statements as of and for the nine months ended September 30, 2005

1. BASIS OF PRESENTATION

The unaudited Pro Forma consolidated financial statements present the Pro Forma consolidated financial position and results of operations of the companies based upon historical and projected financial information after giving effect to the merger of Avicena Group, Inc. (Avicena) with AVN Acquisition Corp. (AAC). The unaudited pro forma financial statements have been prepared to reflect certain adjustments to our historical financial information to give effect to the merger, as if it had been completed on September 30, 2005 for balance sheet purposes and January 1, 2005 for the statement of operations.

The unaudited Pro Forma consolidated financial statements are based on the balance sheets of the following:

a) Avicena at September 30, 2005 (unaudited).

b) AAC at September 30, 2005 (unaudited).

The unaudited Pro Forma consolidated financial statements include the statements of operations for the following:

a) Avicena for the nine months ended September 30, 2005 (unaudited).

b) AAC for the period from inception (January 27, 2005) through September 30, 2005 (unaudited).

The unaudited Pro Forma consolidated financial statements are not necessarily indicative of the actual results that would have occurred had the merger occurred on the dates indicated and not necessarily indicative of future earnings or financial position.

This unaudited consolidated Pro Forma information should be read in conjunction with the annual audited financial statements of Avicena as of and for the years ended December 31, 2004 and 2003, and Avicena’s unaudited financial statements as of and for the nine months ended September 30, 2005 included above. In addition, this unaudited consolidated Pro Forma information should be read in conjunction with the audited financial statements of AAC as of March 31, 2005 and for the period from inception (January 27, 2005) through March 31, 2005 included in the recently approved SB-2 mentioned above.

2. PRO FORMA ADJUSTMENTS

As of September 30, 2005, the unaudited consolidated financial statements include the following Pro Forma adjustments:

(A) Upon closing the merger, the former stockholders of AAC are expected to acquire 21,000,000 shares of Avicena’s newly issued common stock, which shares are being offered for resale pursuant to Avicena’s Prospectus.

(B) Under the Merger Agreement, AAC’s cash assets of $2,000,000 were placed in escrow on November 4, 2005. The distribution of these funds was conditioned upon the closing of the merger, which was further conditioned upon the SEC declaring effective the Company’s Registration Statement. On November 14, 2005, the SEC approved the Company’s registration statement on Form SB-2 and shortly thereafter the merger of the Company and AAC was executed. The Company received AAC’s cash assets of $2,000,000 when the merger with AAC was completed. See the Footnotes to the Avicena Group, Inc.’s September 30, 2005 Financial Statements above.

(C) As a result of the merger, Avicena, as the surviving company, acquired all of AAC’s assets, consisting of approximately $2,000,000 of cash, and its liabilities (negligible). Avicena’s promissory notes for $850,000 to AAC ($350,000 more were advanced in the period subsequent to September 30, 2005) and $150,000 from an investor related to AAC, and all corresponding interest was cancelled upon closing of the merger, as a matter of law. Consequently, the notes receivable and payable between the companies have been eliminated as well as all balance sheet and statement of operations accounts related to interest income and expense. See the Footnotes to the Avicena Group, Inc.’s September 30, 2005 Financial Statements above.

(D) As part of the merger, all of Avicena’s previously outstanding shares of common stock were split on a 1.4 to 1 basis, all previously outstanding shares of Avicena’s Series C Preferred Stock was converted into common stock on a 1.4 to 1 basis, and all previously outstanding shares of Avicena’s Series A and Series B Preferred Stock were converted into common stock on a 2.1 to 1 basis.

As a public company, Avicena expects to incur, on a Pro Forma basis, professional fees (legal, accounting and transfer agent fees) and premium expense for directors and officers insurance of approximately $250,000 per year, or $62,500 per quarter. Since the accompanying Pro Forma statement of operations for the nine months ending September 30, 2005 already reflected significant professional fees related to Avicena’s financing efforts, no further expenses were added.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Registration Statement on Form SB-2 filed on November 14, 2005. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2005, we had an accumulated deficit of approximately $7.6 million. We have funded our losses to date through sale of equity securities and notes payable and advances from shareholders.

Results of Operations — Three and Nine months ended September 30, 2005 and 2004

Our revenues increased to approximately $81,700 and $384,900 in the three and nine month periods, respectively, ending September 30, 2005, from $61,800 and $162,000 in the corresponding 2004 periods. The three and nine month increases were $19,900 and $222,900, respectively, or 32% and 138% increases, respectively, over the same 2004 periods. Increases in both periods were entirely due to higher unit sales created by greater demand by Estee Lauder (EL). Our cost of revenue increased to approximately $14,200 and $45,900 in the three and nine month periods ending September 30, 2005, versus $9,100 and $27,800 in the corresponding 2004 periods. This amounted to an increase of $5,100 and $18,100 or 56% and 65% in the three and nine month periods compared the same periods in 2004. As a result of these higher revenues and continued low costs of revenue, some of which (e.g. warehousing) are semi-fixed, our gross margin of 88% of revenues in the nine month period ending September 30, 2005, increased by 5% when compared to 83% in the comparable period in 2004. However, on a three month or quarterly basis, the gross margins were relatively close, i.e. 83% for 2005 and 85% for 2004.

Research and development expenses did decrease by approximately $57,000 in the three month period ending in 2005 when compared to 2004, i.e. $84,300 in 2005 versus $141,300 in 2004. However, this decrease was only a timing issue since the nine month period ending September 30, 2005 actually showed that these expenses increased by $34,500 to approximately $311,100 in 2005 from $276,600 in the corresponding 2004 period. This increase was due mainly to an increase in legal expenses related to keeping existing U.S. and foreign patents in force, filing a new Japanese patent application, and reviewing new products for patent protection.

Selling and marketing expenses increased to approximately $201,100 and $501,700 in the three and nine month periods, respectively, ending September 30, 2005, from $3,400 and $9,500 in the corresponding 2004 periods. This is an increase of $197,700 and $492,200 in the three and nine month periods, respectively. These increases resulted mainly from increased salaries and employee benefits, as well as incremental operating costs, related to the hiring of two new marketing employees. Additional marketing costs are also attributable to our development of a new website, engagement of a public relations firm, and the expenses related to the launching of a new product.

General and administrative expenses increased to approximately $326,100 and $1,429,300 in the three and nine month periods, respectively, ending September 30, 2005, from $180,700 and $414,200 in the corresponding 2004 periods. This represents an increase of $145,400 and $1,015,100 or 80% and 245% in the three and nine month periods of 2005 versus 2004. The major reasons for the increase in the three month period in 2005 versus 2004 were (1) an increase of approximately $30,100 due to corporate legal and accounting fees; (2) an accounting charge of approximately $71,000 to reflect the value of stock options issued to consultants; (3) and an increase of $44,300 related to increased operating expenses such as rent ($12,500), insurance ($6,200), telephone ($1,800), postage $1,400, payroll and payroll taxes ($19,800) and other ($2,600). The major increase in the nine month period of 2005 compared to 2004 was primarily due to a (1) an accounting charge of approximately $470,000 related to our decision to allow all holders of stock options the right to exercise their options for common stock in a “cashless” exercise exchange; (2) an accounting charge of approximately $188,200 related to the issuance of restricted stock; (3) an increase of approximately $116,000 of corporate legal and accounting fees incurred when we investigated financing alternatives; (4) an increase of approximately $93,000 related to accounting and finance consultants; (5) an accounting charge of approximately $4,000 to reflect the value of stock options issued to consultants; and (6) an increase of approximately $128,000 related to increased operating expenses such as rent ($39,000), office supplies ($20,000), and payroll and payroll taxes ($61,000). We expect future general and administrative expenses, excluding accounting charges, to increase in support of expanded business activities, including costs associated with our marketing efforts to support our commercialization strategy for our products.

We do not have significant interest income or expense.

Liquidity and Capital Resources —Nine Months ended September 30, 2005, compared to 2004

At September 30, 2005, we had available cash of $10,100 compared to $102,400 at year-end December 31, 2004.

Cash used in operations was $389,000 for the nine months ended September 30, 2005, compared with $490,200 for the same period in 2004. This decrease in negative cash flow was primarily caused by an increase in accounts payable of $953,100 in 2005 compared to 2004 even though operating losses of $1,934,400 ($1,269,500 net of $664,900 of non-cash charges) in 2005 compared to only $568,600 in 2004 (with insignificant non-cash charges). Cash provided by financing activities was $179,200 for the nine months ended September 30, 2005, compared to $502,400 for the same period in 2004. In 2005, we received $129,700 in proceeds from the additional sale of equity securities, advances from stockholders of $125,000, as well as loans in the amount of $500,000 and $150,000 from AVN Acquisition Corporation (AVN), and a shareholder of AVN, respectively. The Company incurred direct cash costs of $605,400 and $300,000 of non-cash charges in connection with raising capital through the planned merger with AVN and related issuance of securities to AVN’s former stockholders; such costs were charged to additional paid-in-capital. Financing activities in 2004 consisted of advances from stockholders.

Working Capital. Negative working capital increased by $1,748,000 to $2,195,200 at September 30, 2005, from $447,200 at December 31, 2004. The increase in negative working capital was primarily due to the expenses related to obtain financing and filing the registration statement combined with increasing our operating staff and expenses, as described above. This was partially offset by $129,700 in proceeds from the additional sale of equity securities, the receipt of additional loans in the form of notes payable of $500,000 and $150,000 from AVN Acquisition Corp. and an investor related to AVN Acquisition Corp. (401 Capital Partners Inc.), respectively, and $75,000 in advances from a shareholder of the Company and $50,000 from our Chairman, Nasser Menhall. In November 2005, 401 Capital Partners Inc. contributed their note to AVN and we received an additional loan from AVN in the amount of $350,000. The loans from AVN and 401 Capital Partners Inc. were automatically cancelled when the AVN Merger is closed. We anticipate that the proceeds of $2,000,000 expected from AVN, combined with cash from operations, will be sufficient resources to enable us to sustain operations through at least March 31, 2006. We anticipate that we will use $1,600,000 of these funds to pay accrued expenses and in operating activities in 2005 and another $400,000 in 2006.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	The scope, rate of progress and costs of our product development activities;

•	Changes in our research and development plans;

•	Future clinical trial results;

•	The terms and timing of any collaborative, licensing and other arrangements that we have or may establish;

•	The cost and timing of regulatory approvals;

•	The costs of commercializing any of our other product candidates;

•	Costs to license-in or otherwise acquire any technology; and

•	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

In any event, we will be required to raise substantial additional capital to fund our research and development and operations within the next 12 months. We expect to finance our future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing stockholders or require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

When we seek to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market our products as planned or continue development and regulatory approval of our products, or we could be required to delay, scale back or eliminate some or all of our research and development programs. If we raise additional funds through equity sales, these sales may be highly dilutive to existing investors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2005 are effective in controlling and reporting the financial results of the Company’s operations.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Rule 13a-14(b) Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Avicena Group, Inc.

Date: December 29, 2005	/s/ D. Wayne Peters D. Wayne Peters Acting Chief Financial Officer (Principal Financial and Accounting Officer

/s/ Belinda Tsao Nivaggioli Belinda Tsao Nivaggioli Chief Executive Officer (Principal Executive Officer)