Form 10KSB
period 2005-12-31
Avicena Group, Inc.
filed 2006-03-31
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-51610

AVICENA GROUP, INC.

(Exact Name of Small Business as Specified in its Charter)

Delaware	04-3195737
(State of Incorporation)	(I.R.S. Employer Identification No.)

228 Hamilton Avenue, Third Floor, Palo Alto, CA 94301

(Address of Principal Executive Offices)

(415) 397-2880

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State issuer’s revenues for its most recent fiscal year: $477,199

As of March 1, 2006, the aggregate market value of the voting and nonvoting common equity held by non-affiliates of the registrant could not be determined because there was no established trading market for the securities.

As of March 1, 2006, the registrant had 51,082,616 shares of Common Stock, par value $0.001 per share, issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

i

PART I

Avicena® and NEOtine® are registered trademarks, and PURE ENERGY™ is a trademark, of the Company. All other trademarks, service marks and trade names referred to in this Form 10-KSB are the property of their respective owners.

Item 1. Description of Business

We are an early-stage biotechnology company which seeks to develop and commercialize distinctive drug, cosmetic and nutritional products that deliver value by improving the lives of patients by regulating critical energy processes which occur within cells. We are currently licensing cosmeceutical products and selling a nutraceutical product. While none of our drug candidates have yet been approved for commercial sale, we have one product in Phase III trials, one product in Phase II trials and one product in Phase I trials.

Development of Business

Our predecessor company, Amira, Inc., was formed in 1989 and was purchased by Repligen Corporation in 1991. From 1991-1994, the Amira business was operated as a division of Repligen, focusing on cancer treatments related to modulation of energy metabolism. The Avicena Group, Inc. was formed as a Massachusetts corporation in 1993 and purchased the Amira intellectual property from Repligen. We reincorporated as “Avicena Group, Inc.” in Delaware on August 6, 1999.

We agreed on October 26, 2005, to merge with AVN Acquisition Corp. (AVN), a single-purpose company formed to provide financing to the Company. Prior to the merger, the Company had received $1,000,000 in the form of notes payable directly or indirectly from AVN. On November 14, 2005, the SEC approved the Company’s registration statement on Form SB-2 and shortly thereafter, on November 23, 2005, the merger with AVN was consummated. When the merger was consummated, we received AVN’s cash assets of $2,000,000 and all amounts due under the loans held by AVN were cancelled as a matter of law. Also as part of the merger, the Company’s outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 2.1 shares of common stock, each outstanding share of Series C Convertible Preferred Stock was converted into 1.4 shares of common stock and the outstanding shares of common stock were split on a 1.4 to 1 basis.

We currently own or co-own nine issued patents in the U.S. and have nine patent applications pending. While we developed five of the nine issued patents ourselves, we acquired one patent through the purchase of Repligen’s intellectual property in 1999 and acquired three patents through a 1999 agreement with one of our founders, Dr. Rima K. Daouk. We own eleven issued patents in foreign countries and have twelve patent applications pending, all of which we filed ourselves.

Our Scientific Foundation

Our research is focused on those biochemicals that effectively influence the body’s ability to modulate cellular energy productions via the creatine kinase (CK) system and cellular energy transport via the creatine transporter (CT) system.

How the CK system works

The body’s CK system is one of a number of unique systems responsible for providing energy to those tissues that have intermittently high and fluctuating demands for energy, such as the skeletal muscles, the heart, the brain, the retina and various skin tissues. Comprised of creatine kinase (an enzyme) and its substrates (the chemicals upon which the enzyme acts), creatine and phosphocreatine, the CK system is responsible for storing energy within the cell and transporting energy between sites of energy production and sites of energy consumption. Creatine is a naturally occurring compound that is produced by the liver from arginine and glycine. Inside cells, creatine is actively transported from the cytoplast into the mitochondria, which are also referred to as “the powerhouse of the cell.” As creatine enters the mitochondria, the enzyme CK converts creatine into phosphocreatine (PCr), which is then stored inside the mitochondria for use at a later time. When the cell requires energy, PCr relinquishes its phosphate group to adenosine diphosphate (ADP), which is thus transformed into adenosine triphosphate (ATP). ATP, the basic energy source of the human body, then exits the mitochondria and is used to satisfy the immediate energy needs of the cell.

The cell releases the energy stored in ATP by breaking the bond with the third phosphate group, and the compound returns to the mitochondria as ADP. Conversely, once PCr gives up the phosphate group to ADP it exits the mitochondria as creatine. Excess creatine is then broken down into creatinine, a waste product, which is filtered out of the blood by the kidneys and excreted in the urine. In order to satisfy normal energy needs, the human body requires approximately 2 grams of creatine per day. However, the typical daily diet only provides the body with up to 1 gram of creatine. Accordingly, creatine supplementation is able to increase the body’s level of creatine and phosphocreatine, which in turn increases ATP (energy) levels.

How the CT system works

Creatine is carried by the blood stream to the brain cells, as well as to the cells that make up the skeletal muscles, the heart, the retina and various skin tissues. In order to reach brain cells, creatine must be successfully transported across the blood-brain barrier (BBB). The BBB is a system of semi-permeable barriers in the capillaries of the brain specifically designed to maintain a constant chemical environment in order for the brain cells (neurons and glia cells) to function. The BBB prevents toxic substances or unnecessary metabolites from entering the brain’s environment while permitting needed metabolites (such as blood gasses and small nutritional molecules such as glucose) to pass through the barrier to the brain cells. The BBB is a highly sophisticated control system in charge of preserving the physiological equilibrium of the brain.

As creatine in the blood stream passes by the BBB, the creatine transporter picks up the creatine and shuttles it across the endothelium (the tissues lining the capillaries in the brain which constitute the BBB) and into the brain tissues. From the brain tissue, creatine is then selected by the high affinity neuronal plasma membrane creatine transporter and transferred into the (neurons and glia cell) themselves. This transfer of creatine is one directional and occurs against a significant creatine concentration inside the neurons and glia cells.

At this point, creatine is stored in the cytoplast of the neurons and glia cells, where it is readily available to be transformed by the CK system into PCr for energy consumption inside the mitochondria. To mediate this process, the mitochondrial creatine transporter, which sits on the inner mitochondrial membrane, is called upon to transport the creatine from the cell’s cytoplast to the mitochondria.

In patients with defective creatine transporter genes, creatine is noticeably absent from the brain. While creatine supplementation increases the level of creatine and phosphocreatine in the muscles and blood stream, if the creatine transporter gene is defective, the higher levels will not be able to cross the BBB and enter the brain’s environment. Therefore, supplementation alone cannot treat those symptoms that result from a defective transporter. Therapies to treat defective creatine transporters must be able to deliver creatine or analogs by other means across the BBB in order to reach the brain cells.

Company Strategy

Our business strategy is to focus on orphan drugs in our pharmaceutical division, and cosmeceuticals (therapeutic cosmetic ingredients) and nutraceuticals (medical foods and dietary supplements) in our OTC division. This strategy has three phases:

Sell cosmeceutical products currently to generate funds to support product development.

Selling cosmeceutical products allows us to partially fund the development of our orphan drug products. In 2000, we contracted with Estée Lauder (EL) to supply them with a cosmeceutical agent, based on our patented formulation. In that contract, we granted EL an exclusive worldwide license to include creatine in its products for those uses protected by our patents. Under the agreement, EL must purchase all creatine for uses protected by our patents exclusively from us. EL now includes the ingredient in many of its prestige anti-aging skin-care product lines. In addition to EL, another cosmetic company is currently evaluating several of our second-generation compounds for inclusion in its anti-aging products. We are also in discussions with a distributor of specialty cosmetic ingredients to supply them with cosmeceutical agents which they would distribute to other cosmeceutical companies. The products, which would be protected by our use patents, would be sold either under our trademarked PURE ENERGY brand or another brand name.

Develop Orphan Drug Products.

We are focusing our current research efforts on drugs to treat orphan diseases, principally in the area of neurology, because the government offers market protection to drugs to treat such diseases. We currently have one pharmaceutical product candidate in a Phase III trial, one pharmaceutical product candidate in Phase II trials and one pharmaceutical product candidate in a Phase I trial. We expect to begin benefiting from these product candidates once we receive FDA approval of the related New Drug Applications following completion of all necessary clinical trials.

Sell patent-protected nutraceuticals to the OTC market.

Our nutraceutical products are based on the same proprietary and protected formulations as our orphan drug products. But, because they are nutraceutical products and not drugs, the FDA minimally regulates their development and sale. All our nutraceutical products will include compounds that modulate energy metabolism via the CK system or related systems in the cellular energy cycle. To date, we have launched one nutraceutical product, NEOtine, which we sell through our web site.

Research and Product Development

We focus our research and development efforts on developing a pipeline of products based on our proprietary knowledge of the processes of cellular energy modulation and cellular energy transfer. We have selected product candidates which have demonstrated a capacity to increase, maintain or decrease the flow of cellular energy within the body as necessary. Based on our research, we have developed a portfolio of intellectual property rights and formulated and developed several orphan drug candidates, as well as cosmeceuticals and nutraceuticals. All of our product development activities involve the application of substrates of the CK system, including creatine, creatine analogs and similar compounds, alone or in combination with other energy-modulating molecules.

We currently have one pharmaceutical product candidate in a Phase III trial, one pharmaceutical product candidate in Phase II trials and one pharmaceutical product candidate in a Phase I trial, and expect to begin benefiting from these product candidates once we receive FDA approval. While it is impossible to know if and when these projects will produce positive trial data, receive FDA-approval and be successfully commercialized, we hope to begin generating revenue from our drug product now in Phase III trials in 2007. However, if the FDA requires confirmatory data from a second Phase III trial, we would not expect to benefit from this drug product until 2009. Too many outstanding variables – including the availability of trial subjects, the ability of research institutions and investigators to perform their obligations in a timely fashion, the interpretation of trial results and the receipt of orphan drug designations – prevent us from determining when we can expect to generate revenue from our product candidates in Phase II and I trials.

Strategic Alliances

One of our key means to conserve capital and extend our scope of research is conducting research and development through strategic collaborations and partnerships. We have developed alliances with a number of research scientists and research institutions including Carolinas Neuromuscular/ALS Center, Johns Hopkins University, Katholieke Universiteit Leuven, Massachusetts General Hospital, Massachusetts Institute of Technology, McMaster University, MUSC Foundation for Research Development, National Institute of Neurological Disorders and Stroke, The Research Foundation of SUNY, University of Rochester, and University of Cincinnati Children’s Hospital.

Under our standard trial agreements, Avicena and its research institution collaborator agree to study the effectiveness of a certain compound for which use Avicena holds a patent. In general, the research institution provides the laboratory facilities and personnel, and Avicena provides drugs and sometimes cash support. Further, while the research institutions usually own the data resulting from the study, the research institutions either grant Avicena (i) a license to exploit the data in exchange for a percentage (on average 1%) of net sales generated from Avicena’s exploitation of the data or (ii) an option to obtain a license to exploit the data (on terms to be negotiated but to include reasonable royalties, product liability indemnification and insurance requirements). The research institutions also allow Avicena to use the data generated from the study for FDA submission.

We are currently participating in five trials (four of which concern neurodegenerative or neuromuscular diseases) and have participated in fifteen prior trials in multiple locations involving over 30 institutions, in which substrates of CK are or were administered to patients with neurodegenerative diseases (Parkinson’s Disease in addition to Amyotrophic Lateral Sclerosis (ALS), Huntington’s Disease and Creatine Transporter Defect (CTD), neuromuscular diseases (Duchenne Muscular Dystrophy (DMD), Charcot-Marie-Tooth Disease (CMT), Friedrich’s Ataxia and mitochondrial disorders) and recovery from surgery or experiencing a loss of muscle strength (aging, total joint anthroplasty and post-polio syndrome). The following chart summarizes certain information about Avicena’s currently pending trials.

Disease	Nature of Project	Principal Investigator and Academic Affiliation	Avicena Involvement or Contribution*	Status as of 3/1/06 and date trial stated	Expected date of trial completion
ALS	Phase III Clinical Trial of AV-02	Jeffrey Rosenfeld, Carolinas Neuromuscular/ALS Center	One-time payment of $170,000 for data management; one-time payment of $130,000 for data audit; $8,000/month for data monitoring and provide AV-02 and placebo.	Last patient seen 12/05. Data evaluation in progress.	Data will be available Q2/06.

CTD	Phase I Clinical Trial of AV-02	Ton deGrauw, University of Cincinnati Children’s Hospital	One time payment of $40,000 for all CTD studies, annual payment of $2,000 and provide AV-02 and AV-08 and placebo.	In progress. Began 2/03.	Phase I is open ended.

CTD	Animal Model	Joseph Clark, University of Cincinnati Children’s Hospital	No contribution	In progress. Began 3/05.	Mid to late 2006.

Bioequivalency Study	Comparing AV-09, AV-02 and placebo	Mark Tarnopolsky, McMaster University	One time payment of $80,000 and provide AV-09, AV-02 and placebo.	In progress. Began 3/06.	Q3/06

Aging	Phase II Clinical Trial of AV-02	Mark Tarnopolsky, McMaster University	Provide AV-02 and placebo.	Last patient seen 08/05. Data evaluation in progress.	Data will be available Q2/06.

*	In each trial, Avicena grants the research institution a license to study the patented use.

Neurodegenerative and Neuromuscular Diseases

Our understanding of how to modulate cellular energy levels has specific applications to the treatment of several neurological diseases. The neurodegenerative and neuromuscular diseases include all of the orphan diseases we are currently addressing—CTD, ALS, Huntington’s Disease and DMD. We are collaborating with academic and clinical researchers to develop new therapies to treat these diseases. These new products are designed to prolong cell life and, in turn, slow the disease’s progress or mitigate its symptoms.

Orphan Drugs to treat ALS. In February 2002, the FDA granted us orphan drug designation for our product “AV-02” to treat ALS. We recently participated in a pilot trial to access the safety and effectiveness of a multi-drug combination (AV-05) to treat ALS. The first phase of the pilot trial was completed in November 2005. Dr. Jeffrey Rosenfeld, the lead investigator of the pilot trial, is currently planning a larger-scale Phase II trial with the same AV-05 compound. In addition, in December 2005, we completed a Phase III study led by the Carolinas ALS Center in Charlotte, NC. This study consisted of over 100 patients over ten sites. The data is being evaluated and is expected to be released in mid-2006. If the study results are positive, we intend to submit a New Drug Application (NDA) to market AV-02 as an orphan drug in late 2006 or early 2007. We are also working with Dr. Paul Gordon of Columbia University to conduct a Phase I combination study. The study, which will utilize AV-08, is expected to begin April 2006.

Orphan Drugs to treat Huntington’s Disease. Following two clinical studies on treating Huntington’s Disease with AV-02, one at Cornell Medical Center and one at Katholieke Universiteit Leuven in Belgium, Dr. Steven Hersch of Massachusetts General Hospital led a larger scale, multi-center Phase II trial, which was completed in December 2003. The study results showed that the patients tolerated the therapeutic dose well. Further, magnetic resonance imaging (MRI) showed that the brain creatine level of the patients was dramatically increased after the study while oxidative matter was reduced. In October 2005, we received an orphan drug designation for the use of AV-02 to treat Huntington’s Disease. In March 2006, we presented the results of our dose escalation study to the FDA and discussed our proposed protocol for a Phase III study. We anticipate the Phase III Huntington’s study to commence in the third or fourth quarter of 2006.

Combination Drug Therapy for Parkinson’s Disease. About one million individuals in the U.S. suffer from Parkinson’s Disease. The average age of onset is 50+. The disease, caused by dopamine insufficiency, is characterized by progressive rigidity, bradykinesia (abnormal slowness of movement) and tremor. It is currently treated with Levodopa, but drug resistance increases over time. In Parkinson’s Disease, there is a loss of or damage to the dopamine-producing cells in a portion of the brain called the substantia nigra. Dopamine enables smooth, coordinated function of the body’s muscles and movement. Patients also exhibit widespread increases in oxidative damage in the brain.

A pre-clinical study suggested that AV-01, AV-02 and AV-06 might be a useful protector against Parkinson’s Disease. Following that study, Dr. Karl Kieburtz at the University of Rochester conducted amulti-center, double-blind, study of the impact of our composition AV-04 on the progression of Parkinson’s Disease on outpatients with early, untreated cases. The results of this Phase II trial, which revealed that the rate of Parkinson’s Disease progression for patient using AV-02 and minocycline were lower than the futility thresholds, were published in the March issue of the medical journal Neurology. We will discuss these results and proposed Phase III protocol with the FDA in April 2006. We anticipate starting the Phase III trial in the third or fourth quarter of 2006.

Orphan Drugs to treat CTD. We have developed a clinical program, in collaboration with the University of Cincinnati, to support the development of orphan drugs for creatine transporter defect. This disease was discovered only recently, in a small number of patients with severe expressive and cognitive delays. These patients have a defect in a specific creatine transporter gene. If the estimated incidence rate of around 2.1% of all X-linked mentally retarded patients is confirmed, this will be the second most common cause of X-linked mental retardation. We are participating in a Phase I trial, which started in February 2003, to assess the ability of creatine supplementation to restore normal levels of creatine in the central nervous system and improve cognition of the affected patients. This trial is open-ended. We are also conducting a larger scale effort to screen for the defect among mentally retarded persons and autistic children. This screening study began in the fourth quarter of 2004. We expect the results of this screening study to be available mid to late 2006. The results of the screening study will allow us to determine the incidence of CTD, a necessary component of any orphan drug designation application.

The female carriers (mothers and sisters of the index patients) have partially defective transporters, allowing only partial transport of creatine into the carriers’ brains, as a result of which the carriers suffer lower cognitive function than normal patients, but higher than the index patients. We are drafting the protocol to begin a dose escalation study for the carriers to determine the optimum does of AV-02. We anticipate that the study will begin in the third quarter of 2006. At the same time, we are conducting a bioequivalency study to compare AV-02 with AV-09. Upon completion of the dose escalation study and bioequivalency study, we intend to begin a Phase I/II study involving these carriers to evaluate the efficacy on cognitive function of supplementing with creatine and its analogs, including AV-09. If this study generates successful results, we will apply for orphan drug designation for the product for treating the female carriers and begin to plan for a Phase III study to start in 2006.

To develop analogous therapies for the male index patients, an animal model was needed to screen new therapies. Our collaborators at the University of Cincinnati, who received funding from the U.S. National Institute of Health, are currently developing such a model. We anticipate that this model will be completed by mid-2006.

Aging. A study at McMaster University in Canada among 28 healthy subjects over age 65 analyzed the effect of AV-02 on muscle strength in the elderly over a 14-week period. The study, led by Dr. Mark Tarnopolsky and published in January 2003, found that AV-02 supplementation added to the exercise program enhanced muscle mass and generated increases in isometric muscle strength. In September 2003, Dr. Tarnopolsky began a larger scale study among 80 healthy elderly persons aged 65-85, which also examined the effect of AV-02 on muscle strength. The last patient in this is Phase II study was seen in August 2005. The data is currently being analyzed and is expected to be released in the second quarter of 2006.

Orphan Drugs to treat DMD. Dr. Mark Tarnopolsky at McMaster University conducted this study to determine whether AV-02 supplementation will increase strength and fat-free mass in boys with DMD. Thirty boys with DMD (half of whom were taking corticosteroids (a category of anti-inflammatory medicines) completed a double-blind, randomized, cross-over trial. The results showed that four months of AV-02 supplementation led to increases in fat-free mass and hand-grip strength in the dominant hand and a reduction in a marker of bone breakdown and was well tolerated. The beneficial effects of AV-02 occurring independently of corticosteroid therapy are important for two reasons: First, some physicians and families are reluctant to place children on corticosteroids due to the known side effects and until now there were no proven alternative adjunctive therapies. Second, the fact that AV-02 had an effect in children who were already deriving the known benefits of corticosteroid therapy in DMD suggests that AV-02 may generate an additive effect. A Phase II/III study is currently in the planning stage to evaluate a combination therapy for patients with DMD.

Medical Foods for Early Stage Neurodegenerative Diseases

Medical foods are defined as nutritional food products for individuals whose specific nutritional requirements cannot be met with conventional diets. These individuals typically suffer from diseases or conditions that can be mitigated by high levels of specific nutrients. Unlike dietary supplements, medical foods must be administered under the supervision of a physician and used for a particular disease or dietary condition. Under applicable laws and regulations, medical foods are the only non-drug products legally permitted to make disease-specific claims. On the other hand, medical foods are exempt from the nutrition information labeling requirements that are applicable to other foods.

Our studies have shown that substrates of the CK system can enhance energy production in degenerating cells and slow down neuro-degeneration. We have developed medical foods for patients with neuro-degenerative diseases such as Alzheimer’s and Parkinson’s. We may in the future elect to submit the products for clinical trials. If the trial results are positive and substantiate our medical claims, we will seek to commercialize the products through licensing to, or entering into strategic partnerships with, third parties whom we expect will be primarily responsible for marketing and distributing the products.

Proprietary Rights

We believe it is important that our products receive patent protection or orphan drug status or have other factors that limit potential competition. When available and appropriate, we will seek orphan drug status to enhance or provide proprietary protection to a product. A drug that has orphan drug designation and which is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a ten-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations. Applications for orphan drug designation will be made when and where appropriate and available for any additional indications or products that may be licensed in the future.

Orphan drug protection is available in Japan and the European Union under requirements similar to those in the United States. An important distinction in the European Union is the ten-year period of marketing exclusivity for products designated as orphan drugs, compared to seven years of exclusivity in the United States. The period of exclusivity in the European Union also begins upon marketing approval.

Patents

We own, solely or jointly, rights in nine issued U.S. patents and an additional nine pending patent applications in the United States, with eleven corresponding issued patents and approximately twelve corresponding patent applications in foreign countries. In cases where we own patents or patent applications jointly with a third party, the third party co-owner has granted Avicena an exclusive worldwide, royalty-bearing license to its rights under the jointly owned patents. The following chart summarizes our portfolio of issued U.S. Patents. Pending patent applications are excluded from the chart.

Serial No. / Patent No.	Title	Filing Date Issue Date	Ownership
07/610,418 5,324,731	Method of Inhibiting Transformation Growth and Metastasis of Cells in which Purine Metabolic Enzyme Activity is Elevated	11/07/90 06/28/94	Avicena Group, Inc.

07/812,561 5,321,030	Creatine Analogs having Antiviral Activity	12/20/91 06/14/94	Avicena Group, Inc.

08/185,438 5,676,978	Methods of Inhibiting Undesirable Cell Growth Using a Combination of a Cyclocreatine Compound and a Hyperplastic Inhibitory Agent	01/21/94 10/14/97	Avicena Group, Inc. Dana-Farber Cancer Institute

08/736,967 5,998,457	Use of Creatine Analogues and Creatine Kinase Modulators for the Prevention and Treatment of Obesity and its Related Disorders	10/25/96 12/07/99	Avicena Group, Inc.

08/853,174 6,706,764 B2	Use of Creatine or Creatine Analogues for the Treatment of Disease of the Nervous System	05/07/97 03/16/04	Avicena Group, Inc. The General Hospital Corp.

08/914,887 6,075,031	Use of Creatine Analogues and Creatine Kinase Modulators for the Prevention and Treatment of Glucose Metabolic Disorders	08/19/97 06/13/00	Avicena Group, Inc. Dana-Farber Cancer Institute

09/316,489 6,169,115 B1	Use of Aminoguanidine or Aminoguanidine Analogs for the Treatment of Diseases of the Nervous System	05/21/99 01/02/01	Avicena Group, Inc.

09/316,918 6,288,124 B1	Methods of Inhibiting Undesirable Cell Growth Using an Aminoguanidine Compound	05/21/99 09/11/01	Avicena Group, Inc.

09/344,427 6,242,491 B1	Use of Creatine or Creatine Compounds for Skin Preservation	06/25/99 06/05/01	Avicena Group, Inc.

In the future, we may explore potential non-orphan drugs addressing oncology, glucose metabolic disorders, obesity and certain opthamological conditions, for which we have some patent coverage.

Our international patent strategy is to pursue patents in key developed health care markets including Canada, Europe, Japan and Australia. We evaluate the desirability of registering approved patents or other forms of protection for our products in individual foreign markets based on the expected costs and relative benefits of attaining such protection.

Trademarks

We also protect our intellectual property rights by marketing our products under the registered trademarks NEOtine and Avicena. We have applied for federal trademark registration for our trademark PURE ENERGY.

General

We cannot guaranty or otherwise assure investors that our pending patent applications will result in issued patents, that any of its issued patents will afford protection against a competitor, or that any patents issued or licensed to us could not be challenged, invalidated or circumvented by others. Further, the patent position of biotechnology firms generally is highly uncertain throughout the world, involving complex legal and factual questions. Since patent applications in the United States are maintained in secrecy for a period of time after their filing, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months or even years, we cannot be certain that others have not filed patent applications directed toward inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. We also cannot assure you that any application of our technologies will not infringe patents or proprietary rights of others or that if we need licenses of proprietary rights of others, we will be able to obtain those licenses on reasonable terms. Furthermore, it is also possible that other parties may challenge the validity or enforceability of any patent owned or licensed by us, and such challenges may be successful or we may lack financial resources to defend against any such challenge. We do not know the extent to which Avicena or our licensees may be required to obtain licenses under other proprietary rights, or the cost and the availability of such licenses.

Patent litigation is widespread in the biotechnology industry. Third parties may bring legal actions against us for patent infringement. If we become involved in such litigation, it could consume a substantial portion of our resources. We also may lack the financial resources to defend its patents against infringements by others.

We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in U.S. and foreign patent laws. In addition, foreign patents, if obtained, may not provide the level of protection provided by domestic patents.

Our success depends, in large part, on our ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of third parties. If patents do not issue from present or future patent applications, we will likely be subject to greater competition. We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. In such circumstances, we cannot assure investors that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technologies or disclose such technologies or that we will be able to meaningfully protect our rights in such unpatented proprietary technologies.

We require each of our employees, consultants, and advisors to execute a confidentiality agreement and an invention agreement upon the commencement of an employment or consulting relationship with us. The employee agreements generally provide that all inventions conceived by the individual and all confidential or proprietary technology, including information and materials, developed or made known to the individual during the term of the relationship shall be our exclusive property, and shall be kept confidential and not disclosed to third parties except under specified circumstances. The term of ownership of inventions by consultants and advisors varies depending primarily upon the policies of the academic and other institutions with which the consultants and advisors are associated.

We have entered into nondisclosure agreements that are intended to protect our confidential information delivered to third parties for research or other purposes. However, it is possible that these agreements may not provide total protection of our confidential or proprietary technology in the case of unauthorized use or disclosure. Even without unauthorized access to our confidential or proprietary technology, third parties may independently develop substantially equivalent proprietary technology. In addition, to the extent that strategic partners or consultants apply technological information developed independently by them or others to our projects or apply our technology to other projects, disputes may arise as to the ownership of proprietary rights to such technology.

Current Products

Cosmeceuticals

There is strong scientific evidence that skin cells work in ways similar to neuronal cells. As in neuronal cells, when substrates of creatine kinase (chemical components of the CK system) enter skin cells, they enhance cellular energy, prolong survival and extend viability. In dermatological applications, these substrates help skin cells resist damage from ultraviolet radiation, hold moisture, remain supple, and increase rates of cell renewal. These processes have applications in anti-aging and wound treatment products.

We have developed a number of cosmetic ingredients that can modulate the cellular energy metabolism of the skin. We have been supplying ingredients to EL for its prestige skin care and hair care lines since 2001. In May 2003, Bumble and Bumble, a range of salon-based hair care products from EL, formulated our cosmeceuticals ingredient into five of its prestige hair care lines. We are currently dependent upon EL for substantially all of our current revenue.

We have applied for federal trademark registration for our trademark PURE ENERGY to refer to several cellular energy-enhancing additives for cosmetics, consisting of blends of several creatine salts and analogs of creatine and other energy-modulating molecules. Because they consist of more than creatine alone, we refer to these products as “second-generation” additives. We are in discussion with several cosmetic companies and international distributors of specialty cosmetic ingredients regarding worldwide distribution of our creatine formulations for inclusion in skin care applications.

Nutraceuticals

Dietary Supplements.

Our first dietary supplement is NEOtine. We offer this product via our website. NEOtine provides a daily dose of 5 grams of high-purity creatine monohydrate, and is available in powdered drink sachets. Although the product is not yet advertised, it has developed a small but growing customer basis consisting largely of patients with ALS who have heard about the product from their physicians, from associations such as the ALS Association or the Muscular Dystrophy Association, from patient websites and bulletin boards, and from our public relations efforts or from participating in our trials.

Manufacturing

Degussa A.G., Sigma-Tau HealthScience and Finzelberg GmbH & Co. KG manufacture our current cosmeceutical and pharmaceutical raw materials for us. We repackage all cosmeceutical raw materials at our fulfillment house, Prolog Logistics in San Diego. NEOtine and all the products involved in our clinical programs are compounded by Deseret Labs under Food or Drug Good Manufacturing Practice (GMP) conditions, depending on the application. These are then packaged by APC Industries into single dose form under Food or Drug GMP conditions, depending on the application. The finished products, NEOtine or products for clinical use, are stored at Prolog Logistics. Under our agreement with Degussa A.G., we agree to purchase a set amount of creatine from Degussa A.G. for a set price.

Marketing

Given our current focus on clinical research and the development and protection of intellectual property, we have conducted only modest company and product marketing efforts in the past. However, in February 2005, we hired Vida Communications, a public relations firm, to help us provide public and investor relations services. Our key marketing strategy has been to build awareness of and positive interest in Avicena among the scientific and biotech communities, strategic alliance partners, leading hospital and university research centers, national patient and research advocacy organizations, scientific opinion leaders, and health-involved consumers. Our secondary marketing objective has been to establish the business potential of our products, where possible, to demonstrate in-market proof of concept, such as for NEOtine and cosmeceutical ingredients, and thereby to increase their licensing or acquisition potential. We have implemented this strategy with NEOtine.

We issue press releases as a cost-effective means to communicate significant news and build awareness among our key constituencies. We have selectively sponsored ALS-related charity events to create positive awareness of the Company and build relationships with advocacy organizations. We launched our website, www.avicenagroup.com, in July 2000 with a focus on our research in neurology. The website also provides company background, news, research, and an online store for NEOtine. We have supported and participated in selected research conferences and trade shows as an additional way of creating awareness and building relationships among key audiences. Information on our website is not part of this Form 10-KSB.

Competition

We currently compete on the basis of our patent protection, as well as our trademarks and the quality of our formulations. If we obtain orphan drug designation for any of our products, such designation will provide exclusivity as well. Competition in the pharmaceutical industry is intense. In our efforts to discover and develop new pharmaceuticals and over-the-counter health and dietary products, we compete against a large number of companies, including large multinational pharmaceutical companies and other biotechnology companies that are actively engaged in similar discovery and development efforts. All the large multinational pharmaceutical companies and virtually all of the other biotechnology companies have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, substantially larger research, development and marketing staffs and greater production capabilities than we do.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, and/or criminal prosecution. Please see Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors for additional discussion of risks related to regulatory compliance.

Drug Approval Process

No drug may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include:

1.	pre-clinical laboratory tests, animal studies, and formulation studies;

2.	submission to the FDA of an Investigational New Drug application (IND) for human clinical testing, which must become effective before human clinical trials may begin;

3.	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each indication;

4.	submission to the FDA of a New Drug Application (NDA);

5.	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP established by the FDA;

6.	FDA review and approval of the NDA; and

7.	FDA review and approval of a trademark used in connection with a pharmaceutical.

Pre-clinical tests include laboratory evaluation of product chemistry, toxicity, and formulation, as well as animal studies. The results of the pre-clinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions about issues such as the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding FDA concerns or questions before clinical trials can proceed. There is no certainty that submission of an IND will result in the FDA allowing clinical trials to begin.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators. Clinical trials are conducted under protocols detailing the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND.

Clinical trials typically are conducted in three sequential phases, but the phases may overlap or be combined. Each trial must be reviewed and approved by an independent Institutional Review Board before it can begin. Study subjects must sign an informed consent form before participating in a clinical trial. Phase I usually involves the initial introduction of the investigational drug into people to evaluate its safety, dosage tolerance, pharmacodynamics, and, if possible, to gain an early indication of its effectiveness. Phase II usually involves trials in a limited patient population to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific indications. Phase III trials usually further evaluate clinical efficacy and test further for safety by using the drug in its final form in an expanded patient population. There is no assurance that these trials will be completed within a specified period of time, if at all.

Assuming successful completion of the required clinical testing, the results of the pre-clinical studies and of the clinical studies, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. Before approving an NDA, the FDA usually will inspect the facility or the facilities at which the drug is manufactured, and will not approve the product unless cGMP compliance is satisfactory. If the FDA evaluates the NDA and the manufacturing facilities as acceptable, the FDA will issue an approval letter. If the FDA evaluates the NDA submission or manufacturing facilities as not acceptable, the FDA will outline the deficiencies in the submission and often will request additional testing or information. Even if an applicant submits the requested additional information, the FDA ultimately may decide that the NDA does not satisfy the regulatory criteria for approval. The testing and approval process requires substantial time, effort, and financial resources, and there is no assurance that any approval will be granted on a timely basis, if at all. After approval, certain changes to the approved product, such as adding new indications, manufacturing changes, or additional labeling claims are subject to further FDA review and approval.

Post-Approval Requirements

If the FDA approves of one or more of our products, we will be required to comply with a number of post-approval requirements. For example, holders of an approved NDA are required to report certain adverse reactions to the FDA and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

FDA “Orphan Drug” Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the FDA publicly discloses the identity of the therapeutic agent and its potential orphan use. Orphan drug designation does not convey an advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. However, orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. Further, even if the FDA approves an NDA for a drug with orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of he same drug for the same indication. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA for that drug. As well, orphan drugs usually receive ten years of marketing exclusivity in the European Union.

Non-United States Regulation

Before our products can be marketed outside of the United States, they are subject to regulatory approval similar to that required in the United States, although the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. No action can be taken to market any product in a country until the regulatory authorities in that country have approved an appropriate application. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In certain countries, the sales price of a product must also be approved. The pricing review period often begins after market approval is granted. Even if a regulatory authority approves a product, it is possible that satisfactory prices will not be approved for such product.

Employees

As of March 1, 2006, we had four full-time employees and three part-time employees, of whom four are involved in product development and three in operations. None of our employees is represented by a labor union. We consider our employee relations to be good.

Item 2. Description of Property

Our executive offices consist of 1,500 square feet of office space located in at 228 Hamilton Avenue in Palo Alto, California. We lease the space for $8,912 per month under a lease agreement that expires on June 30, 2006.

Item 3. Legal Proceedings

No legal proceedings are pending against the Company or any of its officers or directors, and the Company has no knowledge that any such proceedings are threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was not publicly traded during the period ending December 31, 2005.

Number of Holders

As of December 31, 2005, the Company’s common stock was held by 74 shareholders. The Company has not issued any of its preferred stock. See discussion of the changes in preferred stock in 2005 in Footnote 6 to the Financial Statements for the period ending December 31, 2005.

Dividends

We have not paid any dividends since our inception, and we do not foresee declaring any dividends in the foreseeable future. It is the policy of the Company to retain earnings, when and if earned, to support the growth and expansion of the Company’s business.

Securities Authorized for Issuance Under Equity Compensation Plans

Stock Incentive Plan

The 1999 Stock Incentive Plan was adopted by our Board of Directors and approved by our stockholders in September 1999. The purpose of the 1999 Plan is to advance the interests and enhance the value of our company by:

•	aligning the economic interests of our employees, consultants, non-employee directors and advisors with those of our stockholders;

•	inducing individuals of outstanding ability and potential to join and/or remain with us; and

•	providing employees, consultants, non-employee directors and advisors with an additional incentive to contribute to our success.

Our 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. Our 1999 Plan also permits grant of shares of common stock, subject to our right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of December 31, 2005, 3,434,067 shares remain available for future grants under the 1999 Plan.

The 1999 Plan is administered by the Board or a committee designated by the Board. The Board has discretion as to which employees, consultants, non-employee directors and advisors will receive awards. The Board also establishes the terms, conditions and limitations of each award, including the number of shares of common stock underlying each option, the exercise price and the date or dates upon which the option vests and becomes exercisable. The Board determines the effect of a participant’s disability, death, retirement, authorized leave of absence or other change in the employment or other status on an award and the extent to which the participant, the participant’s legal representative, conservator, guardian or designated beneficiary may exercise rights under the award. Except as otherwise determined by the committee, all awards are nontransferable. The Board also has full power to construe and interpret the 1999 Plan and the awards granted under the 1999 Plan, to establish rules and regulations necessary or advisable for its administration, and to determine the terms of and amend the award agreements evidencing the grants.

The Board may amend the 1999 Plan in any respect.

The Board may terminate the 1999 Plan at any time. However, no termination or amendment will affect the rights of participants under options previously granted without the participant’s consent. Unless previously terminated, the 1999 Plan will terminate on September 7, 2009, and no options will be granted after that date.

The following table sets forth, as of December 31, 2005, information concerning shares authorized for issuance under the 1999 Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under the 1999 Plan (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders*	246,926	$.03	3,434,067

*	Avicena’s sole equity compensation plan has been approved by stockholders.

Recent Sales of Unregistered Securities

Series C Preferred Stock Issuances

Between January 18, 2004 and February 23, 2005, we issued a total of 910,858 shares of Series C Preferred Stock to a total of six investors for the aggregate consideration of $910,858. Of this consideration, we received $780,177 in 2004 and $130,681 during the first quarter of 2005. Three of the investors were non-U.S. investors and such issuances were exempt pursuant to Regulation S promulgated under the Securities Act. The other investors were U.S. residents and the issuances to these individuals were exempt from registration pursuant to Section 4(2) of the Securities Act.

In connection with the offer and sale of the Series C Preferred Stock, we engaged H.K. Properties Limited (“HK”) to assist in the identification of investors on a “best efforts” basis, pursuant to that certain Series C Financial Advisory Agreement (the “Advisory Agreement”) dated as of March 11, 2002, with HK. Pursuant to the terms of the Advisory Agreement, (i) HK earned a financial advisory fee equal to 10% of the total purchase price of all shares of Series C Preferred Stock sold to investors identified by HK upon the sale of such shares, (ii) we issued to HK or persons designated by HK warrants to purchase one share of our common stock for each share of Series C Preferred Stock sold to such investors, up to an aggregate of 5,600,000 shares of common stock, at an exercise price of $.07 per share. The Advisory Agreement terminated on March 11, 2005, in accordance with its original terms.

Pursuant to the Advisory Agreement with HK, we issued a total of 910,858 options and warrants to purchase common stock to the same investors who purchased Series C Preferred Stock in the issuance listed above. Such option and warrant issuances were exempt from registration on the same basis as the related stock issuances.

Compensatory Grants

On February 9, 2005, we issued 3,957,855 shares of common stock to a total of nine employees, directors, consultants and one professional services firm in consideration of labor and services provided. The issuances of these shares of our common stock were made pursuant to Restricted Stock Agreements entered into between the Company and the grantees. Eight of these issuances qualified for exemption under Rule 701 of the Securities Act. One (1) issuance, to the professional services firm, which is a corporate entity, was exempt from registration pursuant to Section 4(2) of the Securities Act.

Bases for Exemption

The above-referenced sales of unregistered securities were exempt from registration under Section 4(2) of the Securities Act, Rule 701 of the Securities Act, and/or Regulation S, promulgated pursuant to the Securities Act.

For sales made pursuant to Section 4(2) of the Securities Act, each purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. Based upon representations made by the subscribers, we had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities. We did not engage in any advertising or general solicitation in connection with these sales.

For sales made pursuant to Regulation S, pursuant to the subscription, option or warrant agreement executed by the person acquiring the stock, option or warrant: (i) each security holder certified that he, she or it was not a U.S. person, as defined in Rule 902(k) of the Securities Act and was not acquiring the securities for the account or benefit of any U.S. person; (ii) such security holder acknowledged that the securities may not be resold, unless pursuant to an effective registration statement under the Securities Act, or pursuant to an available exemption from registration under the Securities Act and agreed not to engage in hedging transactions unless in compliance with the Securities Act; and (iii) the stock certificates, or option or warrant agreements, as applicable, contained a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

For sales made pursuant to Rule 701 of the Securities Act, each purchaser was an employee, consultant or advisor who is not one of our affiliates and who purchased shares from us in connection with a written compensatory benefit plan. Additionally, the aggregate sales price of securities sold during any 12-month period pursuant to Rule 701 of the Securities Act was less than the one million dollar limit provided for in Rule 701 of the Securities Act.

Use of Proceeds

Our Registration Statement on Form SB-2 (Commission file number 333-129536) was declared effective by the Commission on November 14, 2005. Our Registration Statement relates solely to shares of our common stock that may be offered and sold from time to time by the selling stockholders. We will not receive any proceeds from the sale of the common stock in this offering. The selling stockholders will receive all of the proceeds.

Purchases of Equity Securities by the Issuer

None.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Registration Statement on Form SB-2 filed on November 14, 2005 and this 10-KSB. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Summary Financial Data

	Years Ended December 31,
	2005	2004	2003
Statements of Operations Data:
Revenues	477,199	298,540	238,163
Gross margin	421,724	251,571	188,130
Research and development	478,011	452,739	587,781
General and administrative, selling and marketing	2,697,022	584,373	467,688
Loss from operations	(2,753,309)	(785,541)	(867,339)
Net loss	(2,759,928)	(788,755)	(865,738)

Net loss per common share—basic and diluted	(0.12)	(0.19)	(0.22)

Weighted average number of shares of common stock outstanding	23,017,756	4,175,135	4,015,267

	As of December 31, 2005	As of December 31, 2004
	In dollars
Balance Sheet Data:
Cash and cash equivalents	619,042	102,423
Working capital deficit	(74,246)	(447,245)
Total assets	797,665	144,631
Accumulated deficit	(8,403,802)	(5,643,874)
Stockholders’ deficit	(58,782)	(440,632)

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2005, we had an accumulated deficit of approximately $8,403,800. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — 2005 compared to 2004

We currently generate revenue from the sale of proprietary cosmetic ingredient formulations to EL and the direct sale of our branded creatine supplement product. Our revenues increased by approximately $178,700 in the twelve month periods ending December 31, 2005 compared to 2004, from $298,500 in 2004 to $477,200 in the corresponding 2005 period. An increase of 60% in 2005 over the same 2004 period was due entirely to higher unit sales created by greater demand by Estée Lauder (EL). Our cost of revenue increased by approximately $8,500 or only 18% in the twelve month period ending December 31, 2005 compared to the similar period in 2004. As a result of these higher revenues and continued low costs of revenue, some of which (e.g. warehousing) are semi-fixed, our gross margin increased to 88% in the twelve month periods ending December 31, 2005 from 84% versus the comparable period in 2004.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses did increase by approximately $25,300 in the twelve month period ending in 2005 when compared to 2004, from $452,700 in 2004 to $478,000 in 2005. This increase was due mainly to an increase in legal expenses related to keeping existing U.S. and foreign patents in force, filing a new Japanese patent application, and reviewing new products for patent protection.

Selling and marketing expenses increased to approximately $716,400 in the twelve month periods of 2005 compared to $31,000 in 2004. The increase of $685,400 in the 2005 versus 2004 resulted mainly from increased salaries and employee benefits, as well as incremental operating costs, related to the hiring of two new marketing employees. Additional marketing costs are also attributable to our development of a new website, engagement of a public relations firm, and the expenses related to the launching of a new product.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. General and administrative expenses increased to approximately $1,980,700 in the year ending December 31, 2005 from $553,400 in 2004. This represents an increase of $1,427,300 or 258% versus 2004. The major increase in 2005 compared to 2004 was primarily due to a (1) a non-cash compensation charge of approximately $470,000 related to our decision to allow all holders of stock options the right to exercise their options for common stock in a “cashless” exercise exchange; (2) a non-cash compensation charge of approximately $259,000 related to the issuance of restricted stock; (3) an increase of approximately $353,000 of corporate legal fees; (4) an increase of approximately $164,000 related to accounting and finance consultants; (5) a non-cash compensation charge of approximately $4,000 to reflect the value of stock options issued to consultants; (6) an increase in consulting fees of approximately $25,000, and (7) an increase of approximately $152,300 related to increased operating expenses such as rent ($13,200), office supplies ($18,000), insurance ($20,400), payroll and payroll taxes ($89,400), and other expenses ($11,300). We expect future general and administrative expenses, excluding non-cash compensation charges, to increase in support of expanded business activities, including costs associated with our marketing efforts to support our commercialization strategy for our products.

We do not have significant interest income or expense.

Results of Operations — 2004 compared to 2003

Our revenues increased to $298,500 in 2004 from $238,200 in 2003, an increase of $60,300 or 25% due to higher unit sales. The unit sales increase resulted from EL’s launch of products containing our cosmetic ingredient formulations in Asia and Europe. Cost of revenue consists of amounts we pay third-party manufacturers to blend, repackage and ship our proprietary formulations. Our cost of revenue decreased slightly, to $47,000 in 2004, compared to $50,000 in 2003. As a result of these higher revenues and lower costs, our gross margin increased 34% to $251,600 (or 84% of revenues) in 2004 from $188,100 (79% of revenues) in 2003. The increase in gross margin percentage resulted primarily from the incurrence in 2003 of a supplier’s $9,000 non-recurring special formulations charge.

Research and development expenses decreased to $452,700 in 2004 from $587,800 in 2003, a decrease of $135,100 or 23%, due to a decrease in legal expenses related to patents and lower costs for clinical trials due to a decrease in the number of trials. We consider the active management of drug development to be crucial to our long-term success. The actual probability of success for each drug may be impacted by a variety of factors, including, among others, the quality of the candidate, the validity of the target and disease indication, early clinical data, investment in the program, competition, manufacturing capability and commercial viability. Due to these factors, it is difficult to give accurate guidance on the anticipated proportion of our research and development expenditures or the future cash inflows from these programs.

Selling and marketing expenses increased to $31,000 in 2004 from $7,400 in 2003. This increase of 319% or $23,600 resulted from our development of a new website. General and administrative expenses for 2004 and 2003 were $553,400 and $460,200, respectively, an increase of $93,200 or 20%. The increase in general and administrative expenses in 2004 over 2003 was primarily due to a major increase in legal and auditing fees incurred when we investigated financing alternatives and also engaged our auditors to conduct a review of our September 2004 financial statements in anticipation of a transaction which did not occur.

We do not have significant interest income or expense.

Liquidity and Capital Resources — 2005 compared to 2004

At December 31, 2005, we had available cash of $619,000 compared to $102,400 at year-end December 31, 2004.

Cash used in operations was $1,958,600 for the twelve months ended December 31, 2005, compared with $478,800 for the same period in 2004. This increase in negative cash flow of $1,479,800 was primarily caused by a significant increase in operating expenses, as described above. Research and development expenses increased by $25,300 compared to 2004, selling and marketing expenses increased by $685,400 versus 2004, and general and administrative expenses increased by $1,427,300 in 2005 compared to 2004 ($470,000 of this increase is a non-cash charges related to a “cashless” stock option exchange for common stock and another $259,000 of this increase was also a non-cash charge relating to the issuance of restricted stock). Cash provided by financing activities was $2,483,800 for the twelve months ended December 31, 2005, compared to $579,300 for the same period in 2004. The significant increase in 2005 of $1,904,500 was all related to the merger of the Company with AVN in November 2005. As a result of the merger, the Company received $2,000,000 of cash assets (see “Working Capital” below). The Company incurred direct cash costs of $730,800 and $300,000 of non-cash charges in connection with raising capital through the planned merger with AVN and related issuance of securities to AVN’s former stockholders; such costs were charged to additional paid-in-capital. Financing activities in 2004 consisted mostly of the sale of our Series C preferred stock.

Working Capital. Negative working capital decreased by approximately $373,000 to $74,200 at December 31, 2005, from $447,300 at December 31, 2004. The decrease in negative working capital was primarily due to the fact that on November 14, 2005, the SEC approved the Company’s registration statement on Form SB-2 and, shortly thereafter, on November 23, 2005, the merger of the Company and AVN was consummated. Prior to the merger, the Company had received $1,000,000 in the form of notes payable directly or indirectly from AVN. The Company received AVN’s cash assets of $2,000,000 and all amounts due under the loans held by AVN were cancelled as matter of law when the merger with AVN was completed. We used $1,400,000 of these funds to pay accrued expenses and in operating activities in 2005 and the remaining $600,000 will be used to sustain operations from January 1, 2006 through the period ending May 31, 2006.

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

In any event, we are currently seeking to raise substantial additional capital to fund our research and development and operations. We expect to finance our future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing stockholders or require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

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

Critical accounting policies and significant judgments and estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the application of certain significant accounting policies as described in Note 2 to our December 31, 2005 audited financial statements and critical accounting policies as described below. A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition and Accounts Receivable

We recognize revenue from product sales when there is persuasive evidence of an arrangement, all significant risks of ownership have been transferred, the selling price is fixed or determinable and collectibility is reasonably assured. Under the terms of our agreement with Estée Lauder (EL), title and all significant risks of ownership pass to EL when the product leaves our premises. Consequently, we recognize revenue when product is shipped. Accounts receivable are stated at the amount management expects to collect from outstanding balances.

We have primarily sold our creatine products for the past five years to EL. EL’s supply agreement with us grants it an exclusive right and license to use our know-how and patent rights in order to make, use, and sell certain licensed products identified in the agreement, but does not give it the right or license to make creatine. Under the terms of the agreement, all deliveries to and payments by EL are based on F.O.B. shipping from Avicena. During this five year period of sales to EL, the Company has never experienced any sales returns, warranty claims, or any other post-delivery obligations in its business nor does it anticipate a requirement for them. Consequently, we do not provide any allowance for sales returns or warranties in our financial statements.

Stock-Based Compensation

We have a stock-based employee compensation plan, which is more fully described in Note 6 to our December 31, 2005 audited financial statements. We apply Accounting Principles Board Opinion No. 25,

Accounting for Stock Issued to Employees, in accounting for its employee stock-based awards. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, we recognized no compensation expense in 2004 or 2003 for the fair value of employee awards as calculated under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Had compensation cost for the 1999 Plan and for options granted outside the 1999 Plan been determined based on the fair value at the grant date for awards in 2004 and 2003, the Company’s net loss and net loss per share would have been increased. See Note 2 to our December 31, 2005 audited financial statements for more detail.

Net Loss Per Share

Consistent with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. However, when the inclusion of potentially dilutive common stock outstanding during the period causes the basic loss per share amounts to decrease, they are excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. Therefore, in 2004 and 2003, the potentially dilutive common stock outstanding during both periods was excluded. See Note 2 to our December 31, 2005 audited financial statements for more detail.

Research and Development Expenditures

Research and development expenditures (including patent-related costs) are charged to operations as incurred.

Concentration of Credit Risk

In 2005 and 2004, the Company primarily sold its products to one company, EL. Sales to this customer equaled 96% and 94% of total sales for each of the years ended December 31, 2005, and 2004, respectively; accounts receivable from this customer equaled 100% of total accounts receivable at both December 31, 2005, and 2004. Historically, the Company has not experienced any losses related to its accounts receivable.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and related party accounts, approximates their carrying values.

Material Off-Balance Sheet Arrangements

We have no material commitments for capital expenditures and no off-balance sheet arrangements.

Risk Factors

Risks Related to Our Financial Results and Need for Additional Financing

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements, that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of approximately $865,700, $788,800 and $2,759,900 in the twelve month periods ending December 31, 2003, 2004 and 2005, respectively. Our accumulated deficit was $8,403,800 as of December 31, 2005. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since the cash assets of $2,000,000 received when the merger with AVN was completed is expected to last only through at least May 31, 2006. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

We will likely need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, development and commercialization efforts and administrative operations.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until one or more of our drug products have obtained approval from the United States Food and Drug Administration (FDA), we are unlikely to be profitable. Consequently, we will require substantial additional capital to develop new product candidates, conduct clinical tests, obtain regulatory FDA approval, and commercialize our products, as well as provide working capital for 2006. We are in the process of seeking additional capital in 2006 either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

If we are unable to secure adequate sources of funds, we may be forced to delay or postpone development and research expenditures and as a result, we might be required to diminish or suspend our development strategy. These delays in development would have an adverse effect on our ability to produce timely and competitive products and could require us possibly to cease our operations. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy protection, sell assets or cease operations, any of which could put your investment dollars at significant risk.

Risks Related to Regulatory Approval of Our Product Candidates

Our operations are subject to extensive government regulation, including regulation by the United States Food and Drug Administration, which can entail significant costs or delay revenues.

The research, development, formulation, production, packaging, labeling, marketing, advertising and distribution of our products are subject to regulation by numerous governmental authorities in the United States including the FDA and the Federal Trade Commission (FTC). To the extent that we may be engaged in activities outside of the United States, we may be subject to similar regulation in other countries. In the United States, drugs are subject to rigorous review of safety and effectiveness by the FDA.

Conducting the research programs sufficient to prove a pharmaceutical product’s safety and effectiveness to the satisfaction of the FDA is very expensive and time consuming and subject to unanticipated delay. There can be no assurance that we will obtain any future clearances on a timely basis, or at all. Noncompliance with applicable requirements can result in criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, refusal of the government to approve product license applications or refusal to allow us to enter into supply contracts. The FDA also has the authority to revoke product licenses and establishment licenses that it has previously granted.

Both before and after approval is obtained, a product and its manufacturer are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process or thereafter (including after approval) may result in adverse consequences, including the FDA’s or foreign regulator’s delay in approving or refusal to approve a product, withdrawal of an approved product from the market and/or the imposition of criminal penalties against the manufacturer. In addition, later discovery of previously unknown problems relating to a marketed product may result in restrictions on such product or manufacturer including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

We may also be subject, from time to time, to additional laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities, or to revised interpretations of current laws or regulations. We are unable to predict the nature of such future laws, regulations, interpretations or their application to us, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. However, recent pharmaceutical product recalls and the FDA’s formation of a new Drug Safety Oversight Board, raise the possibility that the FDA will increase the quantity and quality of clinical results necessary to obtain approval of new drugs or will increase the scrutiny applied to the safety of previously approved drugs. Any change to the laws or regulations administered by the FDA or other federal, state or foreign regulatory authorities could, by way of illustration and without limitation, require us to, reformulate certain products to meet new standards, recall or discontinue certain products not able to be reformulated, expand documentation of the properties of certain products, expand or provide different labeling and scientific substantiation or impose additional record keeping requirements.

Outside the United States, our ability to market a product is contingent upon receiving clearances from the appropriate regulatory authorities in the various foreign jurisdictions. These foreign regulatory approval processes each include all of the risks associated with FDA clearance described above.

If the FDA does not approve our investigational new drug applications, our clinical development programs could be delayed or eliminated, which could delay or diminish our revenues.

Prior to commencing clinical trials in the U.S., we must submit an investigational new drug application (IND) for the product candidate we want to evaluate. An IND automatically becomes effective 30 days after receipt by the FDA of an application, unless before that time the FDA raises concerns or questions. If the FDA notifies us that the IND requires additional information or is not acceptable, our potential development program may be significantly delayed or terminated. We cannot assure you that IND applications submitted by us to the FDA in the future will proceed without FDA objection. If the FDA identifies issues in response to an IND application, the potential product development program may be delayed or terminated, which could delay or diminish revenues.

The FDA and foreign regulatory authorities must approve any new products or a new indication for an existing product before it can be commercially sold, which can entail significant costs and delay revenues.

Government regulation in the United States and abroad is a significant factor in the testing, production and marketing of our current and future products. Each product must undergo an extensive regulatory review process conducted by the FDA and by comparable agencies in other countries. Appropriate approvals must be obtained before we are able to market or promote a product. We must also receive regulatory approval for each new indication for a product prior to marketing for that indication. We cannot market any medicine we may develop or license as a prescription product in any jurisdiction, including foreign countries, in which the product does not receive regulatory approval. The approval process can take many years and requires the expenditure of additional resources.

Changes in FDA policy for drug approval during the period of development and in the requirements for regulatory review of each submitted NDA could result in additional delays or outright rejection. We cannot assure you that the FDA or any foreign regulatory authority will approve a regulatory marketing application with respect to any products we develop in a timely manner, if at all. Moreover, even if the FDA approves a product, it may place commercially unacceptable limitations on the uses, or “indications,” for which a product may be marketed. This would result in additional cost and delay to the extent that further studies are required to provide additional data on safety or effectiveness.

We may encounter delays or difficulties in the clinical trials that our research partners or we conduct, which may delay or preclude regulatory approval of our product, increase product development costs and delay revenues.

In order to commercialize our products, we must obtain regulatory approvals for their indicated uses. To obtain regulatory approvals, we must, among other requirements, complete clinical trials demonstrating that our products are safe and effective for a particular disease treatment.

Clinical trials that we may conduct may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an investigational new drug exemption, or IND, or other regulatory approval to commence a clinical trial;

•	negotiating acceptable clinical trial agreement terms with prospective investigators or trial sites;

•	obtaining institutional review board, or equivalent, approval to conduct the clinical trial at a prospective site;

•	recruiting subjects to participate in the clinical trial;

•	competition in recruiting clinical investigators;

•	the placement of a clinical hold on a study;

•	the failure of third-parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

If we experience delays in or termination of clinical trials, our financial results and the commercial prospects for our product candidates will be adversely impacted. In addition, any such delays or termination would substantially increase our product development costs and would delay and impair our ability to generate additional revenue from new products.

Data obtained from our clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval and delay revenues.

Existing or future data that we obtain from clinical trials do not necessarily predict the results that will be obtained from later clinical trials. Moreover, pre-clinical and clinical data are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after positive results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of the potential drug, resulting in delays to commercialization, and could adversely affect our business or financial condition. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing.

Even if the FDA approves our drug products, there is a risk we may not be financially successful.

Even if our products obtain FDA approval, we cannot assure you that any of them will be commercially successful or achieve the expected financial results as a result of limited markets for our products as discussed in the risk factor entitled, “There is a limited market for our orphan drug products, which may limit financial success.” We may encounter unanticipated problems relating to the development, manufacturing, distribution and marketing of our products. Some of these problems may be beyond our financial and technical capacity to solve. The failure to adequately address any such problems could have a material adverse effect on our business and our prospects. In addition, the efforts of government entities and third party payers to contain or reduce the costs of health care may adversely affect our sales and limit the commercial success of our products.

We cannot completely insulate our drug development portfolio from the possibility of clinical or commercial failures or generic competition. Some products that we have selected for development may not produce the results expected during clinical trials or receive FDA approval. Drugs approved by the FDA may not generate product sales of an acceptable level.

Our products will be subject to significant government regulation even after they are approved for sale.

After a reviewing division of the FDA approves a drug, the FDA’s Division of Drug Marketing, Advertising and Communication must accept the drug’s marketing claims, which are the basis for the drug’s labeling, advertising and promotion. We cannot be sure that the Division of Drug Marketing, Advertising and Communication will accept marketing claims we propose to the agency. The failure of the Division of Drug Marketing, Advertising and Communication to accept our proposed marketing claims could have a material adverse effect on our ability to market our drug products.

The FDA can require that a manufacturer conduct “post-marketing adverse event surveillance programs” to monitor any side effects that occur after the drug is approved for marketing. If the surveillance program indicates unsafe side effects, the FDA may recall the product, and suspend or terminate a company’s authorization to market the product. The FDA also regulates the manufacturing process for an approved drug. The FDA may impose restrictions or sanctions upon the subsequent discovery of previously unknown problems with a product or manufacturer. One possible sanction is requiring the recall of such product from the market. The FDA must approve any change in manufacturer as well as most changes in the manufacturing process prior to implementation. Obtaining the FDA’s approval for a change in manufacturing procedures or change in manufacturers is a lengthy process and could cause production delays and loss of sales.

Certain foreign countries regulate the sales price of a product after marketing approval is granted. We cannot be sure that we can sell our products at satisfactory prices in foreign markets even if foreign regulatory authorities grant marketing approval.

Risks Related to The Sale of Our Products

Our current revenues are substantially dependent on a single customer.

While we currently sell cosmeceutical ingredients to generate revenue to partially fund the development of our pharmaceutical products, in the future, we expect to generate the majority of our revenue from the sale of our pharmaceutical products. To date, we have derived virtually all of our revenue from sales of cosmeceutical ingredients to Estée Lauder (EL), which sales accounted for 99%, 94%, and 96% of our total sales in 2003, 2004, and 2005, respectively. We expect that sales to EL will continue to account for a significant percentage of our revenues for the immediate future; however, we have no long-term agreement to ensure a continued stream of revenue from EL. The loss of, or any substantial reduction in, orders from EL would materially and adversely affect our revenue and operating results.

Our product candidates may not be successfully commercialized.

Even if our product candidates are successful in clinical trials, they may not be successfully commercialized. Potential products may be found ineffective or cause harmful side effects during pre-clinical testing or clinical trials, fail to receive necessary regulatory approvals, prove difficult to manufacture on a large scale, be uneconomical to produce, or fail to achieve market acceptance.

There is a limited market for our orphan drug products, which may limit financial success.

Most orphan drugs have a potential United States market of less than $25 million annually and many address annual markets of less than $1 million. We cannot assure you that sales of our products will be adequate to make us profitable even if the products are granted orphan drug designation, approved for sale by the FDA, accepted by medical specialists and used by patients.

Our technology or products could give rise to product liability claims, which could entail substantial expense for defense, settlements or verdicts.

Our business exposes us to the risk of product liability claims that arise as a part of human testing, manufacturing and sale of pharmaceutical and over-the-counter health, dietary and cosmetic products. Although we maintain product liability insurance coverage, product liability or other judgments against us, as well as the cost of defending such claims in excess of insurance limits, could materially affect our financial condition.

We face intense competition in our efforts to develop commercially successful products, which may make it more difficult to achieve financial success.

Competition in the pharmaceutical, cosmeceutical and neutraceutical industries is intense. In our efforts to discover and develop new pharmaceuticals and over-the-counter health and dietary products, we compete against a large number of companies, including large multinational pharmaceutical companies and other biotechnology companies that are actively engaged in similar discovery and development efforts. All the large multinational pharmaceutical companies and virtually all of the other biotechnology companies have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, substantially larger research, development and marketing staffs and greater production capabilities than we do. We seek to limit potential sources of competition by developing products that are eligible for orphan drug status upon NDA approval or other forms of protection. We cannot assure you, however, that our competitors will not succeed in developing similar technologies and products more rapidly than we can. Similarly, we cannot assure you that these competing technologies and products will not be more effective than any of those that we have developed or are currently developing.

New Lines of Business or New Products May Subject the Company to Additional Risks

The Company may implement new lines of business or offer new products within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product. Failure to successfully manage these risks in the development and implementation of new lines of business or new products could have a material adverse effect on the Company’s business, results of operations and financial condition.

Risks Related to Intellectual Property

Our patents might not protect our technology from competitors, which could cause demand for, and the prices of, our products to decrease.

Certain aspects of our technology are covered by nine issued U.S. patents and nine pending patent applications in the United States, with eleven corresponding issued patents and twelve corresponding patent applications in foreign countries. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Also, any patents issued or licensed to us may be challenged, invalidated or circumvented. The failure to obtain, or the subsequent loss of, patent protection for our products could adversely impact our ability to commercialize our products. Although we are continually seeking to expand our patent portfolio, we may not succeed in obtaining rights to additional patents. Furthermore, third parties may independently develop products similar to our products or design around the patented aspects of our products. Disputes may arise between others and us as to the scope, validity and ownership rights of these or other patents. Any defense of the patents could prove costly and time consuming, and there can be no assurance that we will be in a position, or will deem it advisable, to carry on such a defense. Accordingly, any patents owned by, or licensed to, us may not provide us with competitive advantages, even if the patents are not challenged or invalidated. Also, to the extent we rely upon unpatented proprietary technology, others may be able to acquire or independently develop the same or similar technology. Finally, due to differences in U.S. and foreign patent laws, foreign patents may be more difficult to obtain than U.S. patents, and foreign patents, even if obtained, may not provide the level of protection provided by U.S. patents. Our U.S. patent portfolio primarily consists of patents directed to methods for using creatine compounds or creatine analogues for the treatment of various diseases or conditions. Method patents, like product or device patents, give the patentee the right to exclude others from making, using, selling, and offering for sale methods and processes that infringe the claims of the issued patents.

Our products could infringe the intellectual property rights of others, which could give rise to expensive claims and require us to enter into disadvantageous license or royalty arrangements.

We cannot assure investors that products based on our intellectual property will not be challenged by a third party claiming infringement of its proprietary rights. If we were not able to successfully defend our patent or licensed right, we may have to pay substantial damages, possibly including treble damages, for past infringement.

We expect rapid technological and other change to be constant in our industry, which could result in our product candidates becoming obsolete.

The pharmaceutical industry has experienced rapid and significant technological change as well as structural changes, such as those brought about by changes in heath care delivery or in product distribution. We expect that pharmaceutical technology will continue to develop and change rapidly, and our future success will depend, in large part, on our ability to develop and maintain a competitive position. Technological development by others may result in our products becoming obsolete before they are marketed or before we recover a significant portion of the development and commercialization expenses incurred with respect to such products. In addition, alternative therapies, new medical treatments, or changes in the manner in which health care is delivered or products provided could alter existing treatment regimes or health care practices, and thereby reduce the need for one or more of our products.

Risks Related to Our Dependence on Third-Party Manufacturers and Collaborators

Due to our collaboration with research hospitals and other third parties to assist us in conducting clinical trials, we are unable to directly control all aspects of our clinical trials.

We collaborate with research hospitals and academic researchers to conduct clinical trials of our product candidates. As a result, we have had and will continue to have less control over the conduct of the clinical trials, the timing and completion of the trials and the management of data developed through the trial than would be the case if we were relying entirely upon our own staff.

We will continue to depend on third parties to manufacture our products, which could delay our trials or commercialization efforts.

We do not have, and do not now intend to develop, facilities for the manufacture of any of our products for commercial production. The manufacture of pharmaceutical and over-the-counter health products can be an expensive, time-consuming, and complex process. Manufacturers often encounter difficulties in scaling-up production of new products, including problems involving the transfer of manufacturing technology, production yields, quality control and assurance and shortages of personnel. Delays in formulation and production of trial quantities could result in additional expense and delays in our clinical trials and regulatory submissions. In addition, delays in formulation and production of commercial quantities could result in additional expense and delays in commercialization. Problems with any manufacturing processes could result in product defects, which could require us to delay shipment of products or recall products previously shipped. In addition, any prolonged interruption in the operations of our or a third party’s manufacturing facilities could result in the cancellation of shipments. A number of factors could cause interruptions, including equipment malfunctions or failures, or damage to a facility due to natural disasters or otherwise.

Our third-party manufacturers are subject to regulatory oversight, which may delay or disrupt our commercialization efforts.

Third-party manufacturers of our products or product candidates must ensure that all of the processes, methods and equipment are compliant with the current Good Manufacturing Practices, or cGMP, and conduct extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process and documentation policies and procedures. Compliance by third-party manufacturers with cGMP requires record keeping and quality control to assure that the product meets applicable specifications and other requirements. Manufacturing facilities are subject to inspection by regulatory agencies at any time. If an inspection by regulatory authorities indicates that there are deficiencies, third-party manufacturers could be required to take remedial actions, stop production or close the facility, which would disrupt the manufacturing processes. If they fail to comply with these requirements, we also may be required to curtail the clinical trials of our product candidates, which are also supplied by these manufacturers, and may not be permitted to sell our products or may be limited in the jurisdictions in which we are permitted to sell them.

Risks Related To Our Limited Personnel

If we are unable to establish sales, marketing and distribution capabilities or to enter into agreements with third parties to do so, we may be unable to successfully market and sell any products.

We have historically operated with a very small number of employees. We have limited manufacturing, marketing, sales and distribution resources. Specifically, we have limited experience in manufacturing or procuring products in commercial quantities, conducting later-stage phases of the clinical research and regulatory approval process, selling pharmaceutical and over-the-counter health products, or negotiating, establishing and maintaining strategic relationships (other than as to research). Any growth of our company will require us to expand our capabilities in these areas, to increase our executive management and to improve our operations and financial systems and controls. We cannot assure investors that we will be able to hire, in a timely manner, the qualified manufacturing, sales, marketing, and managerial personnel we need, if at all. If we do not obtain substantially greater capabilities in any one or more of these areas, either by developing our own management and staff or by entering into agreements with capable third parties, we may be unable to successfully market and sell any of the products we seek to commercialize, and our ability to generate revenues and profits will be harmed. Further, if we do grow rapidly, such growth may strain our operational, managerial and financial resources.

If we are unable to retain and hire key personnel, then we may not be able to implement our business plan.

We depend on the services of our senior management and key technical personnel. In particular, our success depends on the continued efforts of our Chief Executive Officer, Belinda Tsao Nivaggioli, to manage our business operations. The loss of the services of Ms. Nivaggioli could have a negative effect on our business, financial condition and results of operations. In addition, our success in expanding our business operations is largely dependent on our ability to hire highly qualified personnel. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the industry.

Risks Related to an Investment in our Common Stock

You may not be able to liquidate your investment since there is a limited public market for our common stock.

Our shares are quoted on the Over-the-Counter Bulletin Board (OTCBB). Our shares are thinly traded. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our stock. We cannot assure you that a regular and active trading market for our shares will develop in the future or that if developed, will be sustained.

Our stock price is likely to be volatile.

There is generally significant volatility in the market prices and limited liquidity of securities of early stage companies, and particularly of early stage pharmaceutical companies. Contributing to this volatility are various factors and events that can affect our stock price in a positive or negative manner. These factors and events include, but are not limited to:

•	results of our clinical trials;

•	governmental approvals, refusals to approve, regulations or actions;

•	market acceptance and sales growth of creatine and creatine derivatives;

•	failure of any of our product candidates, if approved, to achieve commercial success;

•	litigation involving our company or our general industry or both;

•	developments or disputes concerning our patents or other proprietary rights;

•	changes in the structure of healthcare payment systems, including developments in price control legislation;

•	departure of key personnel;

•	future sales of our common stock;

•	period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	investors’ general perception of us; and

•	general economic, industry and market conditions.

If any of these risks occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our stock is subject to “Penny Stock” rules, which may diminish liquidity.

Even if a robust trading market develops, trades of our common stock will remain subject to Rule 15g-9 adopted by the Securities and Exchange Commission, which rule imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. In any event, the broker-dealer cannot execute a penny stock transaction until at least two business days after the broker-dealer sends the disclosure documents. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

We incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Future sales by stockholders may depress the price of our common stock.

As of December 31, 2005, we had 51,082,616 issued and outstanding shares of common stock. 21,000,000 of these shares became eligible for trading when an application for quotation on the OTCBB was approved in March 2006. Approximately 30,082,616 additional shares of common stock will be eligible for sale under Rule 144 beginning in November 2006, upon the expiration of lock-up arrangements included in the Merger Agreement with AVN. Also, 246,926 shares of our common stock are subject to future issuance pursuant to outstanding options and warrants. As additional shares of our common stock become available for resale in the public market, the price of our common stock may decrease due to the additional shares in the market. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avicena Group, Inc.

We have audited the accompanying balance sheets of Avicena Group, Inc. (a Delaware corporation) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avicena Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses, accumulated deficit and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

March 3, 2006

AVICENA GROUP, INC.

Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$619,042	$102,423
Accounts receivable	59,036	19,625
Inventory	2,766	3,598
Prepaid expenses	101,357	12,372

Total current assets	782,201	138,018

Equipment, net	6,129	1,278
Deposits	9,335	5,335

Total assets	797,665	144,631

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	619,948	500,713
Accrued expenses	161,499	84,550
Note payable to a shareholder	75,000	—

Total current liabilities	856,447	585,263

Total liabilities	856,447	585,263

Commitments

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—

Convertible preferred stock; $0.01 par value, 0 and 7,500,000 shares authorized; 0 and 5,426,633 shares issued and outstanding at December 31, 2005 and 2004, respectively	—	54,266

Common stock; $0.001 par value, 100,000,000 shares authorized; 51,082,616 and 4,458,913 shares issued and outstanding at December 31, 2005 and 2004, respectively	51,083	4,459

Additional paid-in capital	8,435,559	5,144,517
Deferred compensation	(141,622)	—
Accumulated deficit	(8,403,802)	(5,643,874)

Total stockholders’ deficit	(58,782)	(440,632)

Total liabilities and stockholders’ deficit	$797,665	$144,631

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statements of Operations

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Revenue	$477,199	$298,540	$238,163

Cost of revenue	55,475	46,969	50,033

Gross margin	421,724	251,571	188,130

Research and development	478,011	452,739	587,781
Selling and marketing expenses	716,378	30,993	7,449
General and administrative expenses	1,980,644	553,380	460,239

	3,175,033	1,037,112	1,055,469

Loss from operations	(2,753,309)	(785,541)	(867,339)

Interest expense	(6,619)	(3,214)	1,601

Net loss	$(2,759,928)	$(788,755)	$(865,738)

Net loss per common share - basic and diluted	$(0.12)	$(0.19)	$(0.22)

Weighted average common shares outstanding - basic and diluted	23,017,756	4,175,135	4,015,267

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

Years Ended December 31, 2005, 2004 and 2003

	Convertible				Additional Paid In Capital	Subscriptions Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2002	4,646,456	$46,465	4,106,224	$4,106	$4,360,614	$(100,000)	$—	$(3,989,381)	$321,804
Subscriptions for Series C preferred stock						100,000			100,000
Compensation expense associated with stock options granted to nonemployees					253				253
Net Loss								(865,738)	(865,738)

Balance at December 31, 2003	4,646,456	46,465	4,106,224	4,106	4,360,867	—	—	(4,855,119)	(443,681)

Issuance of Series C preferred stock, net of issuance costs of $14,096	780,177	7,801			758,280				766,081
Issuance of common stock upon exercise of options			352,689	353	24,839				25,192
Compensation expense associated with stock options granted to nonemployees					531				531
Net Loss								(788,755)	(788,755)

Balance at December 31, 2004	5,426,633	54,266	4,458,913	4,459	5,144,517	—	—	(5,643,874)	(440,632)

Issuance of common stock to financial advisor	—	—	3,000,000	3,000	297,000		—	—	300,000
Issuance of restricted common stock	—	—	3,957,855	3,958	396,827		(400,785)	—	—
Compensation expense associated with vesting of restricted stock	—	—	—	—	—		259,163	—	259,163
Issuance of common stock upon exercise of options	—	—	9,757,565	9,758	8,310		—	—	18,068
Issuance of Series C preferred stock, net of issuance costs of $9,099	130,681	1,307			120,275		—	—	121,582
Compensation expense associated with stock options granted to nonemployees	—	—	—	—	4,338		—	—	4,338

Compensation expense related to modification of stock options	—	—	—	—	469,441				469,441
Issuance of common stock pursuant to a merger with AAC, net of issuance costs of $1,030,814	—	—	21,000,000	21,000	1,948,186				1,969,186

Conversion of outstanding preferred stock to common stock	(5,557,314)	(55,573)	8,908,283	8,908	46,665				—
Net Loss	—	—	—	—	—		—	(2,759,928)	(2,759,928)

Balance at December 31, 2005	—	$(0)	51,082,616	$51,083	$8,435,559	$—	$(141,622)	$(8,403,802)	$(58,782)

The accompanying notes are an integral part of these financial statements

AVICENA GROUP, INC.

Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(2,759,928)	$(788,755)	$(865,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,816	1,901	1,790
Stock compensation expense	732,942	531	253
Other non-cash compensation expense	—	10,000	—
Changes in assets and liabilities (Increase) decrease in:
Accounts receivable	(39,411)	30,277	(40,102)
Inventory	832	291	758
Prepaid Expenses	(88,985)	(545)	(2,592)
Deposits	(4,000)	(2,800)	3,620
Increase (decrease) in:
Accounts payable	119,235	236,327	159,187
Accrued expenses	76,949	33,954	21,241

Net cash used in operating activities	(1,958,550)	(478,819)	(721,583)

Cash flows from investing activities
Purchases of equipment	(8,667)	—	(2,280)

Net cash used in investing activities	(8,667)	—	(2,280)

Cash flows from financing activities
Proceeds from issuances of preferred stock, net of issuance costs	121,582	579,273	—
Proceeds from AVN merger, net of issuance costs	2,269,186	—	—
Proceeds from stock subscriptions paid	—	—	100,000
Proceeds from advances from stockholders	—	—	102,000
Exercise of stock options	18,068	—	—
Increase in notes payable	75,000	—	—

Net cash provided by financing activities	2,483,836	579,273	202,000

Net increase (decrease) in cash and cash equivalents	516,619	100,454	(521,863)

Cash and cash equivalents, beginning of year	102,423	1,969	523,832

Cash and cash equivalents, end of year	$619,042	$102,423	$1,969

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,432	$2,811	$481

Income Taxes	$—	$—	$—

Supplemental disclosure of noncash financing activities
Issuance of Common Stock for financial advisor fees	$300,000	$—	$—

Conversion of amounts owed to stockholders to Preferred Stock	$—	$102,000	$—

Conversion of accrued liabilities to Preferred Stock	$—	$100,000	$—

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. GENERAL

Organization and Operations

The predecessor to Avicena Group, Inc., (the “Company”), Amira, Inc., was formed in 1989 and was purchased by Repligen Corporation in 1991. From 1991 to 1994, the Amira business was operated as a division of Repligen, focusing on cancer treatments related to modulation of energy metabolism. The Avicena Group, Inc. was formed as a Massachusetts corporation in 1993 and purchased the Amira intellectual property from Repligen. The Company was reincorporated as “Avicena Group, Inc.” in Delaware on August 6, 1999.

On October 26, 2005, the Company entered into an agreement to merge with AVN Acquisition Corp. (AVN), a single-purpose shell company formed to provide financing to the Company. Prior to the merger, the Company had received $1,000,000 in the form of notes payable directly or indirectly from AVN. On November 14, 2005, the SEC approved the Company’s registration statement on Form SB-2 and shortly thereafter, on November 23, 2005, the merger of the Company and AVN was executed. When the merger was completed, the Company received AVN’s cash assets of $2,000,000 and all amounts due under the loans held by AVN were cancelled as a matter of law. Also pursuant to a merger agreement, the Company’s outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 2.1 shares of common stock, each outstanding share of Series C Convertible Preferred Stock was converted into 1.4 shares of common stock and the outstanding shares of common stock were split on a 1.4 to 1 basis. The equity of Avicena has been adjusted to reflect a financing transaction with the proceeds equal to the net asset value of AVN immediately prior to the Merger. The historical stockholders’ equity has been retroactively restated to adjust for the exchange of shares pursuant to the merger agreement. All shares and per share information included in the accompanying financial statements and notes give effect to the stock split.

The Company develops products based on the regulation of cellular energy. Its business development activities are concentrated in pharmaceuticals and over-the-counter (OTC) health products. In pharmaceuticals, the Company focuses on developing orphan drug products for neurological diseases, such as ALS, Huntington’s and Creatine Transporter Defect. In the OTC area, the Company develops cosmeceuticals and nutraceutical products that enhance cellular energy modulations.

Most of the Company’s technology is based on its proprietary understanding of the utilization of certain biochemicals to modulate cellular energy processes. The creatine kinase/phosphocreatine system (Cr/PCr) is key to maintaining cellular energy. Creatine Kinase (CK) is an enzyme providing the energy transport and buffering system present in tissues with intermittently high and fluctuating energy demands, including the brain, retina, heart and skeletal muscles. CK is a critical component in the generation of adenosine triphosphate (ATP), the basic source of energy for the body. Numerous compounds which are substrates of the creatine kinase system modulate cellular energy, prolong cellular life, and protect against cell injury and death.

As part of its research and development activities, the Company has developed an intellectual property portfolio which consists of 9 issued U.S. patents and 9 pending patent applications with 11 corresponding issued patents and approximately 12 corresponding patent applications in foreign countries. All these patents address the modulation of cellular energy to mitigate the disease process, either by providing additional energy to extend cell life, as in combating neurodegenerative diseases, or by decreasing energy to precipitate apoptosis or programmed cell death, as in cancer treatment. The Company’s strategy is to file patent applications to support both near-term and upstream product or licensing opportunities in both of its business development areas and to obtain patents in the key developed healthcare markets in North America, Europe, and Asia.

Risk and Liquidity

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, product liability, and compliance with government regulations.

The Company has operated at a loss since inception and has incurred accumulated losses of approximately $8,403,800 and has negative working capital of approximately $74,200 at December 31, 2005. The Company anticipates that losses will continue for the foreseeable future. As a result of these significant losses from operations, accumulated deficit, and negative working capital there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has funded those accumulated losses primarily through the issuance of equity securities, issuance of notes payable, and advances from related parties. The Company’s ability to continue operations after its current cash resources are exhausted depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given. Cash requirements may also vary materially from those now planned because of changes in the focus and direction of our research and development programs, competitive and technical advances, patent developments or other developments. Additionally, there can be no assurance that financing will be obtained on terms satisfactory to the Company. Nevertheless, the accompanying financial statements have been prepared as if the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

Subsequent to year end, in March 2006, the Company entered into funding negotiations. There can be no assurance that the negotiations will be consummated. These financial statements do not include any adjustments that might result from the receipt of this funding.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying financial statements and notes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition and Accounts Receivable

Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, when there is persuasive evidence of an arrangement, all significant risks of ownership have been transferred, the selling price is fixed or determinable and collectibility is reasonably assured. In most cases, these criteria are met when the product is shipped. Consequently, revenue is generally recognized when a product is shipped. Accounts receivable are stated at the amount management expects to collect from outstanding balances.

An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experiences and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2005 and 2004, the allowance for doubtful accounts was $0.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had approximately $592,600 and $0 in cash equivalents at December 31, 2005 and 2004, respectively.

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

The Company has a stock-based employee compensation plan, which is more fully described in Note 6. In February 2005, the Company’s Board of Directors approved a resolution offering all holders of the Company’s 10,750,908 outstanding stock options at December 31, 2004, plus holders of 309,653 options issued in January 2005, the opportunity to exercise their options on a cashless basis (that is, without the payment of the previously applicable exercise price), with 0.9 fully paid shares of common stock to be issued for each share subject to the outstanding options. Holders of 10,560,682 of the stock options chose to exercise their options on a cashless basis in the twelve month period ended December 31, 2005. As a result of the modification made to the options, the Company began using variable plan accounting and, accordingly, recorded a non-cash charge of approximately $313,400 related to the employee options and a non-cash charge of $156,100 related to non-employee options during the twelve months ended December 31, 2005.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its employee stock-based awards, and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized for the fair value of employee awards as calculated under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Had compensation cost for the 1999 Plan and for options granted outside the 1999 Plan been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provision of SFAS No. 148, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2005	2004	2003
Net loss as reported	$(2,759,928)	$(788,755)	$(865,738)
Stock-based compensation expense included in reported loss	732,942	531	253
Total stock-based compensation expense determined under the fair value based method for all awards	(598,290)	(12,613)	(6,192)

Pro forma net loss	$(2,625,276)	$(800,837)	$(871,677)

Net loss per share:
As reported - basic and diluted	$(0.12)	$(0.19)	$(.22)

Pro forma - basic and diluted	$(0.11)	$(0.19)	$(.22)

Pursuant to the required pro forma disclosure, and the compensation costs associated with grants to nonemployees, the Company has estimated the fair value of its stock options by applying a present value approach, which does not consider expected volatility of the underlying stock (minimum value method), using an assumed risk-free interest rate of 4.00 – 4.23%, 3.76–4.11% and 1.93%, an expected life of 10, 7, and 7 years and dividend yields of 0% for the years ended 2005, 2004 and 2003, respectively. The weighted average fair value of options granted during 2005, 2004 and 2003 was $0.07, $0.02 and $0.01 per share, respectively.

Net Loss Per Share

Consistent with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. The impact of options to purchase 246,926, 10,750,908, and 9,461,150 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for 2005, 2004, and 2003, respectively.

Research and Development Expenditures

Research and development expenditures (including patent-related costs) are charged to operations as incurred.

Inventory

Inventory consists primarily of finished goods and is stated at the lower of cost (determined on the first-in, first-out basis) or market.

Equipment

Equipment is stated at cost and consists of computer equipment. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. The estimated useful life of computer equipment is three years.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company’s financial statements or tax returns. Deferred tax assets and liabilities are determined based upon the difference between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates expected to be in effect in the year(s) in which differences are expected to reverse. A valuation allowance is provided against deferred tax assets if it is more likely than not that such assets will not be realized.

Concentration of Credit Risk

In 2003 through 2005, the Company primarily sold its products to one company, a major cosmetics company. Sales to this customer equaled 96%, 94%, and 99% of total sales for each of the years ended December 31, 2005, 2004, and 2003, respectively. The Company’s accounts receivable from this customer equaled 100% of total accounts receivable at December 31st for all three years. Historically, the Company has not experienced any losses related to its accounts receivable.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and related party accounts, approximates their carrying values because of their short-term nature.

Recent Accounting Pronouncements

In November 2005, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151, a product of the FASB’s efforts to achieve short-term convergence with the International Accounting Standards Board (IASB), clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2005. The Company does not believe the adoption of this standard will have a material impact on results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize stock compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company will be adopting the modified prospective application of SFAS No. 123R. The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

For unvested awards, the compensation cost related to the remaining ‘requisite service’ that has not been rendered at the effective date will be determined by the compensation cost calculated currently for pro forma disclosures under SFAS No. 123. Since most of the Company’s options generally vest immediately upon grant, the Company does not expect adoption of this standard to have a material impact on its financial condition for currently outstanding stock options (see Footnote 6 below).

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), a replacement for APB Opinion No. 20, Accounting Changes (APB 20), and SFAS No. 3 Reporting Accounting Changes in Interim Financial

Statements. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement in the unusual instance that the pronouncement douse not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to financial statements for prior periods, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The Company is required to adopt the provisions of SFAS 154 for accounting changes and correction of errors made in fiscal years beginning after December 31, 2005. At this time, the Company does not believe the adoption of this standard will have a material impact on our results of operations.

3. EQUIPMENT

Equipment consisted of the following at December 31:

	2005	2004
Computer equipment	$14,369	$5,702
Less - accumulated depreciation	(8,240)	(4,424)

Property and equipment, net	$6,129	$1,278

Depreciation expense amounted to $3,816, $1,901, and 1,790 in 2005, 2004, and 2003, respectively.

4. NOTES PAYABLE TO A SHAREHOLDER AND OTHER RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Notes Payable to a Shareholder

As discussed in Note 1, Risk and Liquidity, the Company has funded its accumulated losses primarily through the issuance of equity securities, issuance of notes payable, and advances from related parties. As of December 31, 2005, the Company had a related party short-term note payable of $75,000 to Wael El Bahey. Mr. El Bahey is the majority stockholder of H.K. Properties Limited, an investment advisory firm not located in the U.S. and not registered with the U.S. Securities and Exchange Commission, of which our director Nasser Menhall is a director and minority stockholder. The loan is non-interest bearing and is due the earlier of May 23, 2007, or the date of an earlier private placement of $1,500,000 or more closes.

Other Related Party Transactions and Relationships

There are several other related party transactions and relationships which directly or indirectly impacted the financial statements of the Company at December 31, 2005 and 2004, or the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2005. The following is a brief summary:

In March 2002, the Company entered into a Series C Financial Advisory Agreement with H.K. Properties Limited, an investment advisory firm not located in the U.S. and not registered with the U.S. Securities and Exchange Commission, of which our director Nasser Menhall is a director and minority stockholder. Pursuant to the agreement, H.K. earned a 10% commission on shares of Series C Preferred Stock Avicena sold to investors identified by H.K. and the Company issued to H.K. or persons designated by it a warrant to purchase one share of our common stock for each share sold, up to a limit of 5,600,000 shares of common stock, at an exercise price of $0.07 per share. H.K. earned $33,333 for its financial advisory services in 2003 and $10,000 in 2004. H.K. subsequently applied these amounts to the purchase of stock and the exercise of other warrants. In 2004, the Company issued warrants to purchase 240,800 shares of our common stock to H.K. and its designees. The agreement terminated per its terms on March 11, 2005.

During 2004 and 2005, D. Wayne Peters served as the Company’s Acting Chief Financial Officer under a service agreement with ERG. The Company’s total payments to ERG for the services of Mr. Peters totaled $95,000 and $32,000 in 2005 and 2004, respectively. Mr. Peters has informed the Company of his decision to leave and work full time as the Chief Executive Officer of another company after the filing of this form 10 KSB. The Company has identified a successor to Mr. Peters as CFO.

In August 2004, the Company sold the Company’s Chairman Nasser Menhall 142,800 shares of Series C Preferred Stock and warrants to purchase 142,800 shares of common stock (exercisable for $0.01) for a total purchase price of $102,000.

In February 2005, the Company entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of the Company’s Board of Directors. In March 2005, the Company entered into an Employment Agreement with Belinda Tsao Nivaggioli to cover her services as Chief Executive Officer. The Agreement with Ms. Nivaggioli provides for an annual salary of $250,000 and a one-time grant of 2,200,000 shares of restricted common stock. Fifty percent of those shares become vested in February 2006, and an additional twenty-five percent of the shares become vested in each of February 2007, and February 2008, so long as the Company continues to employ Ms. Nivaggioli at such time. The restricted stock agreement with Mr. Menhall grants him 722,856 shares of restricted stock. Fifty percent of those shares become vested in February 2006, and an additional twenty-five percent of the shares become vested in each of February 2007, and February 2008, so long as the Company continues to employ Mr. Menhall at such time. (See Note 6)

In February 2005, the Company issued Kevin Waltzer 3,000,000 shares of common stock in compensation for services he provided in the structuring of the AVN Merger, as a result of which Mr. Waltzer became the owner of more than 5% of the Company’s common stock.

In February and March 2005, the Company borrowed a total of $500,000 from AVN to fund the Company’s operations and the costs associated with the transactions with AVN, including the preparation of the Company’s prospectus. Interest accrued on the principal amount of the loan at a rate of eight percent per annum. All amounts of principal and interest due under this loan were canceled as a matter of law when the Company completed the AVN Merger.

In March 2005, the Company entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of the Company’s Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 50,000 shares of restricted stock. One hundred percent of those shares become vested in July 2006, so long as the Company continues to employ Ms. Nivaggioli at such time. The restricted stock agreement with Mr. Menhall grants him 75,000 shares of restricted stock. One hundred percent of those shares become vested in July 2006, so long as Mr. Menhall continues to provide us services at such time. (See Note 6)

In March 2005, the Company entered into a Consulting Agreement with Leslie Fang to govern Dr. Fang’s services as the Company’s Chief Scientific Officer and Chairman of the Company’s Scientific Advisory Board. The Agreement provides for a one-time grant of 500,000 restricted shares of common stock, vesting over three years.

In March and April 2005, the Company paid Corsair Advisors, Inc., a strategic consulting firm of which the Company’s director Joseph P. Galda is President, a total of $25,000 in compensation for financial advisory services provided in the structuring of the AVN Merger.

In July 2005, the Company borrowed $150,000 from 401 Capital Partners Inc., one of the selling stockholders. Interest accrued on the principal amount of the loan at a rate of six percent per annum. The loan was due and payable upon demand. In October 2005, 401 Capital Partners Inc. contributed the note representing the loan to AVN. The principal amount of this note was canceled as a matter of law when the Company completed the AVN Merger.

In September 2005, the Company borrowed $50,000 from the Company’s Chairman Nasser Menhall. The loan became due and was paid when the AVN Merger closed. The loan was non-interest bearing.

In October 2005, in connection with the AVN Merger, the Company entered into an escrow agreement with LaSalle Bank National Association, which served as escrow agent for the merger. Under the agreement, AVN’s cash assets of $2,000,000 were placed in escrow and later distributed to us upon the closing of the AVN Merger. The Company paid the $2,000 escrow administration fee of LaSalle Bank National Association.

In November 2005, the Company borrowed $350,000 from AVN to fund the Company’s operations and the costs associated with the transactions with AVN. Interest accrued on the principal amount of the loan at a rate of eight percent per annum. All amounts of principal and interest due under this loan were canceled as a matter of law when the Company completed the AVN Merger.

5. STOCKHOLDERS’ EQUITY

Conversion of Series A, B, and C Pre-Merger Convertible Preferred to Common and Authorization of new Post-Merger Preferred Stock

As a result of the Company’s merger with AVN, on November 23, 2005, the Company’s outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 2.1 shares of Common Stock, each outstanding share of Series C Convertible Preferred Stock was converted into 1.4 shares of Common Stock. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, filed in the state of Delaware on November 23, 2005, the Company is authorized to issue 5,000,000 shares of Preferred Stock, par value $.001. The Company has not issued Preferred Stock nor designated any series of Preferred Stock.

Pre-Merger Convertible Preferred Stock at December 31:

2004
Series A Convertible Preferred Stock; $0.01 par value; 658,157 shares authorized; 658,157 issued at December 31, 2004; liquidation preference $329,079 at December 31, 2004.	$6,582

Series B Convertible Preferred Stock; $0.01 par value; 1,500,000 shares authorized; 953,333 issued at December 31, 2004; liquidation preference $1,430,000 at December 31, 2004.	9,533

Series C Convertible Preferred Stock; $0.01 par value; 4,000,000 shares authorized; 3,815,143 issued at December 31, 2004,; liquidation preference $3,815,143 at December 31, 2004.	$38,151

Total	$54,266

Post-Merger Preferred Stock at December 31:

2005
Preferred Stock; $0.001 pare value; 5,000,000 shares authorized; 0 issued at December 31, 2005. The Board has not established liquidation rights.	$0

Rights and Preferences of Pre-Merger Convertible Preferred Stock

The rights and preferences of the Company’s Preferred Stock as of December 31, 2004, was as follows:

Dividends

Holders of Preferred Stock are entitled to receive, on a per share basis determined by reference to the number of common shares into which preferred shares may be converted, dividends equal to any cash dividends issued to common stockholders before or at the same time as common stockholders receive any cash dividends.

Liquidation Preference

Upon certain events, including liquidation, dissolution or winding-up of the Company, the holders of the Series C Preferred Stock are entitled to receive, prior to any distribution to any holder of any other class or series of capital stock, the greater of $1.00 per share plus all accrued or declared but unpaid dividends or the amount per share as would have been payable had the Series C Preferred Stock been converted into Common Stock. If available assets are sufficient to permit payment of the full preferential amounts on the Series C Preferred Stock, then the holders of the Series B Preferred Stock are entitled to receive, prior to any distribution to any holder of any share of any other class or series of capital stock, the greater of $1.50 per share plus all accrued or declared but unpaid dividends or the amount per share as would have been payable had the Series B Preferred Stock been converted into Common Stock. If available assets are sufficient to permit payment of the full preferential amounts on the

Series B Preferred Stock, then the holders of Series A Preferred Stock are entitled to receive, prior to any distribution to any holder of any share of any other class or series of capital stock, the greater of $0.50 per share plus all accrued or declared but unpaid dividends or the amount per share as would have been payable had the Series A Preferred Stock been converted into Common Stock.

If the assets available for distribution with respect to any such series of capital stock are insufficient to permit the payment of the full preferential amount on such series, as described above, then the holders of such series shall share ratably on the distribution of assets within that series of stock. If available assets are sufficient to permit payment of the full preferential amounts on all Preferred Stock, then the holders of Common Stock are entitled to share ratably on the distribution of those remaining assets.

The Preferred Stock does not contain any redemption rights except in certain defined change-in-control circumstances.

Voting

Each holder of Preferred Stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Preferred Stock held by such holder are convertible. Holders of Preferred Stock generally vote together with common stockholders as one class of stock.

Conversion

As of December 31, 2004, each share of Series A Preferred Stock and Series B Preferred Stock was convertible into 1.5 shares of Common Stock and each share of Series C Preferred Stock was convertible into one share of Common Stock at the option of the holders and will automatically convert in the event of a public offering at a price to the public of at least $3.00 per share with proceeds to the Company greater than $10,000,000.

Rights and Preferences of Post-Merger Preferred Stock

No rights and preferences of the Company’s Preferred Stock have been established as of December 31, 2005. However, the Board of Directors is entitled to fix the designation, powers, preferences and rights of the Company’s Preferred Stock, and any qualifications, limitations or restrictions thereof. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of Preferred Stock then outstanding) by the affirmative vote of the holders of a majority of the Company’s Common Stock, without a vote of the holders of Preferred Stock, unless such a vote is required pursuant to the certificate establishing the Preferred Stock.

Common Stock

As a result of the Company’s merger with AVN, on November 23, 2005, the Company’s outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 2.1 shares of Common Stock, each outstanding share of Series C Convertible Preferred Stock was converted into 1.4 shares of Common Stock and the outstanding shares of common stock were split on a 1.4 to 1 basis. Pursuant to the Company’s Amended and Restated Certificate of Incorporation, filed in the state of Delaware on November 23, 2005, the Company is authorized to issue 100,000,000 shares of Common Stock, par value $0.001.

As of December 31, 2005 and 2004, the Company had 100,000,000 and 30,000,000 shares of common stock authorized and 51,082,616, and 4,458,913 shares of common stock issued and outstanding, respectively. The Company issued 3,957,855 shares of restricted common stock to employees, directors, and consultants of the Company in 2005 as an incentive to retain certain key personnel and vendors directly associated with the Company at this critical juncture in the Company’s history. In conjunction with the issuance of this restricted common stock, the Company incurred a total non-cash deferred compensation expense of approximately $400,800. Since the restricted common stock was issued on two different dates and at two different values during the twelve months ended December 31, 2005 and for vesting periods of either one or three years, the Company is amortizing the related deferred compensation expense over these two periods.

6. STOCK OPTIONS AND RESTRICTED STOCK

1999 Stock Incentive Plan

In 1999, the Company’s Board of Directors adopted a Stock Incentive Plan (the 1999 Plan). The 1999 Plan permits the grant of qualified and non-qualified stock options and restricted stock. To date, 9,054,384 shares of Common Stock have been reserved for awards under the 1999 Plan. The Board of Directors administers the 1999 Plan and establishes the terms, conditions and limitation of each award, including the number of shares of Common Stock underlying each option, the exercise price and the date or dates upon which the option vests and becomes exercisable. Most options granted by the Company vest immediately; however, some options vest over a period of time, generally one to three years. Additionally, the Company also issues Restricted Stock as authorized by the Board of Directors.

Options and Restricted Stock Issued Under the 1999 Plan

A summary of options and restricted stock under the 1999 Plan at December 31, 2005 is as follows:

Number of Options
Authorized (includes options and restricted stock)	9,054,384

Options for Common Stock Awarded and exercised	4,391,994
Options for Common Stock Awarded and outstanding	220,326
Restricted Stock Awarded	1,007,997

Total awarded	5,620,317

Available for Grant	3,434,067

Vested	199,326

Options and Restricted Stock Issued Outside of the 1999 Plan

In addition, the Company’s Board of Directors also authorized options to be issued outside the 1999 Plan. At December 31, 2004, the Company had outstanding options outside the 1999 Plan to purchase a total of 5,891,277 shares of common stock. In 2005 options to purchase 112,953 shares were granted in connection with the issuance of Series C Convertible Preferred Stock, options to purchase 252,953 shares were exercised for cash and options to purchase 5,724,677 shares were exercised cashlessly. At December 31, 2005, the Company had options to purchase 26,600 shares of Common Stock outstanding outside the 1999 Plan. These are fully vested and exercisable at $.07 per share through 2012. The Company also awarded 3,047,858 shares of restricted stock in 2005 outside of the 1999 Plan. See the “Restricted Stock” table below for a reconciliation of all restricted stock issued both in and out of the 1999 Plan prior to and during 2005.

Summary of Options Issued both Under and Outside the 1999 Plan

At December 31, 2005, the Company had outstanding options to purchase 246,926 shares of Common Stock that were issued both inside and outside the 1999 Plan. At December 31, 2005, 225,926 of those options were exercisable.

The following stock option table presents the activity that took place between December 31, 2003 and December 31, 2005:

	Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	8,775,150	0.06
Granted	686,000	0.07

Outstanding, December 31, 2003	9,461,150	0.06
Granted	1,656,447	0.07
Exercised	(352,689)	0.07
Forfeited/cancelled	(14,000)	0.07

Outstanding, December 31, 2004	10,750,908	0.06
Granted	309,653	0.07
Exercised (A)	(10,813,635)	0.06

Outstanding, December 31, 2005	246,926	0.03

Options exercisable at December 31, 2004	10,750,908	0.09

Options exercisable at December 31, 2005	225,926	0.03

Exercise Price	Number of Options	Weighted- Average Remaining Option Life (years)	Options Exercisable
$.0004	129,326	1	129,326
.07	117,600	9	96,600

	246,926	5	225,926

(A)	In February 2005, the Company’s Board of Directors approved a resolution offering all holders of the Company’s 10,750,908 outstanding stock options at December 31, 2004, plus holders of 309,653 options issued in January 2005, the opportunity to exercise their options on a cashless basis (that is, without the payment of the previously applicable exercise price), with 0.9 fully paid shares of common stock to be issued for each share subject to the outstanding options. Holders of 10,560,682 of the stock options chose to exercise their options on a cashless basis in the twelve month period ended December 31, 2005. As a result of the modification made to the options, the Company recorded a non-cash charge of approximately $313,400 related to the employee options and a non-cash charge of $156,100 related to non-employee options during the twelve months ended December 31, 2005. See also Footnote 2 above, Stock-Based Compensation.

Restricted Stock

In 2005 the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share and compensation expense is being recognized over the vesting period of one to three years. In 2005 the Company recognized $259,163 in compensation expense relating to these shares and $141,622 of deferred compensation is reflected on the balance sheet.

	Inside Plan	Outside Plan	Total
Issued in 2000 (fully vested)	98,000	—	98,000
Issued in 2005	909,997	3,047,858	3,957,855

	1,007,997	3,047,858	4,055,855

7. INCOME TAXES

The Company accounts for income taxes using the provisions of SFAS No. 109, Accounting for Income Taxes, whereby income taxes are provided for the tax effects of transactions reported in the financial statements. The provision for income taxes consists of income taxes currently due plus deferred income taxes related to differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided against deferred income tax assets in circumstances where management believes recoverability of a portion of the assets is not reasonably assured.

Significant components of the Company’s deferred tax assets, deferred tax liabilities, and deferred tax assets valuation allowances at December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$2,993,933	$1,977,614
Other	311,193	217,614

Total deferred tax assets	3,305,126	2,195,228
Less - valuation allowance	3,305,126	2,195,228

Total deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

The deferred tax asset has been fully offset by a valuation allowance since management believes the recoverability of the asset is not reasonably assured.

The Company’s effective income tax provision (benefit) differed from the U.S. federal statutory income tax provision (benefit) at December 31, 2005 and 2004 as follows:

	2005	2004	2003
Federal income tax benefit computed at the statutory rate	$(938,376)	$(268,177)	$(294,351)
State income tax benefit, net of federal benefit	(173,047)	(49,455)	(54,282)
Other	1,525	8,950	—
Change in valuation allowances	1,109,898	308,682	348,633

Income tax provision (benefit)	$—	$—	$—

The Company has net operating loss carryforwards for federal income tax purposes of $7,485,000, expiring through the year 2025, and also for two states of approximately $5,620,000 expiring through the years 2010 and 2015, respectively. The operating loss carryforward may be used as an offset against future federal taxable income. The Company’s ability to utilize its net operating loss carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

Additionally, no provision for income taxes has been recorded since the Company has incurred losses for each year since inception.

8. COMMITMENTS

The Company had no capital or operating lease commitments in excess of one year at the end of 2005.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, while our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the SEC, there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. However, the Company is continuing to work to improve its controls and timeliness and completeness of financial information. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are not considered significant, and that the potential benefits of adding additional employees to segregate duties more clearly do not currently justify the associated added expense. However, management will reevaluate the situation periodically and will mitigate the current lack of segregation of duties within the general administrative functions if it believes the risks from such lack of segregation have increased or when additional capital is secured.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of December 31, 2005:

Name	Age	Position(s)
Belinda Tsao Nivaggioli	38	Chief Executive Officer and Director

D. Wayne Peters	61	Acting Chief Financial Officer

Nasser Menhall	49	Chairman of the Board of Directors

Leslie S. T. Fang	60	Director, Chairman of our Scientific Advisory Board and Chief Scientific Officer

Joseph P. Galda	46	Director

Andrew Gertler	45	Director

Paul Schimmel	65	Director

Bolko zu Stolberg	47	Vice President of Marketing & Business Strategy

Maisie Wong-Paredes	42	Director of Marketing & Business Development

Directors and Executive Officers

Belinda Tsao Nivaggioli became our Chief Executive Officer in January 2005. Dr. Nivaggioli had served as our Chief Operating Officer commencing January 2002 and as our Vice President of Operations from November 1999. Dr. Nivaggioli was a non-voting member of our Board of Directors from 1999 to 2004, and has been a voting member since 2005. Dr. Nivaggioli holds an A.B., with honors, in chemistry from Oberlin College, M.Sc. and Ph.D. degrees in bioorganic chemistry from the University of Toronto, and completed post-doctoral work at MIT.

D. Wayne Peters, functioning through Entrepreneurial Resources Group (ERG), a professional business advisory firm of which Mr. Peters previously served as Executive Vice President, became our Acting Chief Financial Officer (CFO) in February 2005. Mr. Peters serves us on a part-time basis, averaging fifteen to twenty hours per week on Avicena matters, except as otherwise needed. Mr. Peters also works on a full-time basis as Chief Executive Officer of Eye Centers of Florida (ECOF), a provider of eye care in Southwest Florida. Mr. Peters joined ECOF as Vice President of Finance in June 2005, and was appointed to serve as Chief Executive Officer of ECOF in February 2006. Prior to joining ECOF, Mr. Peters served as our Acting Chief Financial Officer on a consulting basis through ERG, since April 2002. Beginning in August 2000, Mr. Peters, acting through ERG, has also served as Acting Chief Financial Officer of WorldCare Limited, which company is affiliated with Nasser Menhall, the Chairman of our Board of Directors. Mr. Peters holds a B.S. degree from Bowdoin College, a M.S. in finance from Bentley College, a M.B.A. in accounting from Northeastern University and is a licensed C.P.A. Mr. Peters has informed the Company of his decision to work full time for ECOF after the closing of the AVN Merger and the filing of this Form 10-KSB, and after the Company identifies and engages a suitable successor.

Nasser Menhall has been the Chairman of our Board of Directors since 1998, and served as our Chief Executive Officer from January 2000 until December 2004. For over ten years, Mr. Menhall has also served as the Chief Executive of WorldCare Limited. Mr. Menhall holds a B.A. in economics from the University of Chicago and a M.B.A. from Harvard Business School.

Leslie S. T. Fang has been a director since October 2001, has been the chairman of our Scientific Advisory Board since February 2004 and has served as our Chief Scientific Officer since January 2005. Dr. Fang advises us on a part-time basis, generally spending less than five hours per week on Avicena matters, except as otherwise needed at our request. Since July 1987, Dr. Fang, who is board certified in internal medicine and nephrology, has operated a private practice in internal medicine and nephrology out of Massachusetts General Hospital. Dr. Fang works full time for his private medical practice. Dr. Fang received a Ph.D. in physiology and biophysics from the University of Illinois and a M.D. from Harvard Medical School.

Joseph P. Galda was appointed as director in February 2005 pursuant to an agreement between AVN Acquisition Corp. and Avicena. Mr. Galda has served as the President of Corsair Advisors, Inc., a strategic consulting firm, starting in November 2004. From December 2000 until October 2004, Mr. Galda was a General Partner of the law firm of Hodgson Russ LLP, where he specialized in cross-border financing and mergers and acquisitions. Before he joined Hodgson Russ, Mr. Galda was a shareholder in the Philadelphia office of Buchanan Ingersoll, PC, a law firm, for over eight years. Mr. Galda holds a B.A., with honors, in economics and a J.D., with honors, both from Rutgers University.

Andrew Gertler was appointed as director in February 2005 pursuant to an agreement between AVN Acquisition Corp. and Avicena. Mr. Gertler is the Chairman and Chief Executive Officer of Neutron Enterprises, a digital signage firm, which he joined in August 2004. From April 2001 until April 2004, Mr. Gertler served as the Managing Director of Gestion Jean-Paul Auclair Inc., a private equity firm. Prior to joining Gestion JPA, Mr. Gertler served as the Senior Vice President of Hudson Advisors Canada, an asset management firm, which he joined in April 1997. Since August 2004, Mr. Gertler has also served as director of ProMetic Life Science, Inc., a biopharmaceutical company. Mr. Gertler holds a B.A. in communications from McGill University and a M.B.A. from the Richard Ivey School of Business at the University of Western Ontario.

Paul Schimmel has been a director since August 1999. Dr. Schimmel is the Ernest and Jean Hahn Professor at the Skaggs Institute for Chemical Biology at The Scripps Research Institute, which he joined in 1997. From 1967 to 1997, Dr. Schimmel was professor of biochemistry and biophysics at Massachusetts Institute of Technology, most recently holding the John D. and Catherine T. MacArthur chair. Dr. Schimmel received his Ph.D. from MIT and completed post-doctoral work at Stanford University.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

Bolko zu Stolberg became our Vice President of Marketing and Business Strategy in November 2004. Prior to joining Avicena, he worked as a self-employed marketing and strategy consultant from December 2001. From June 2001 until November 2001, Mr. zu Stolberg served as the Vice President of Marketing for My TradeIn. com, an online retailer, before which he had served as a Group Business Manager for the consumer products manufacturer and retailer, The Gillette Company for approximately ten years. Mr. zu Stolberg holds a B.A. in communications and an M.B.A., with honors, both from San Jose State University.

Maisie Wong-Paredes became our Director of Marketing and Business Development in January 2005. From November 2003 to January 2005, through Wong-Paredes Consulting, a sole proprietorship, Ms. Wong-Paredes provided marketing consulting to pharmaceutical companies in the Bay Area. From August 2002 until November 2003, Ms. Wong-Paredes served as the Director of Marketing and Program Management of pharmaceutical company Oculex Pharmaceuticals, Inc. From June 2000 to August 2002, Ms. Wong-Paredes was a product development and marketing consultant. From October 1998 until May 2000, Ms. Wong-Paredes served as the Director of Product Development of oral health company Oral-B Laboratories. Ms. Wong-Paredes holds a B.S. in consumer food science from the University of California-Davis and a M.B.A. from Pepperdine University.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-B.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of the Company’s securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based on a review of the SEC’s website, the Company believes that all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, directors and employees. A copy of the code of ethics has been posted on our website.

Item 10. Executive Compensation

Summary Compensation Table

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2005 awarded to, earned by or paid to our Executive Officer.

	Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Salary	Bonus	Other Annual Comp	Restricted Stock Awards	Securities Underlying Options
Belinda Tsao Nivaggioli, Chief Executive Officer	$237,333.30	0	0	2,250,001	0

*	D. Wayne Peters, our Acting Chief Financial Officer in 2005, provided his services as an independent contractor through his firm, ERG. See “Certain Relationships and Related Transactions.”

Option Grants in 2005

No options were granted to our Executive Officer during 2005.

Aggregated Option Exercises in 2005 and 2005 Year-End Option Values

The following table sets forth information relating to the options exercised by our Executive Officer during 2005. We calculated the value realized on the assumption that the price per share paid in the AVN Merger ($0.143) reflected the fair market value of our common stock on December 31, 2005. (All of the options referred to in the table were exercisable on such date.)

Name	Shares Acquired on Exercise	Value Realized	Number of securities underlying unexercised options	Value of unexercised in-the- money options
Belinda Tsao Nivaggioli	750,960	0	0	$0

Stock Incentive Plan – Awards in 2005

During 2005, no shares, options or other rights were granted to our Executive Officer under our 1999 Plan.

Director Compensation

In compensation for his or her services as a director, each non-employee director (excluding Leslie Fang, our Chief Scientific Officer, with whom we have a separate agreement) receives 42,000 options to purchase our common stock annually, which options become exercisable quarterly, in arrears.

In March 2005, we entered into a Consulting Agreement with Leslie Fang to govern Dr. Fang’s services as our Chief Scientific Officer and Chairman of our Scientific Advisory Board. The Agreement provides for a one-time grant of 500,000 restricted shares of common stock, vesting over three years.

Employment Agreements

In March 2005, we entered into an Employment Agreement with Belinda Tsao Nivaggioli to cover her services as Chief Executive Officer. The Agreement with Ms. Nivaggioli provides for an annual salary of $250,000 and a one-time grant of 2,200,000 shares of restricted common stock.

Restricted Stock Agreements

On February 9, 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 2,200,000 shares of restricted stock. Fifty percent of those shares become vested on February 9, 2006, and an additional twenty-five percent of the shares become vested on each of February 9, 2007 and February 9, 2008, so long as we continue to employ Ms. Nivaggioli on each such date. The restricted stock agreement with Mr. Menhall grants him 722,856 shares of restricted stock. Fifty percent of those shares become vested on February 9, 2006, and an additional twenty-five percent of the shares become vested on each of February 9, 2007 and February 9, 2008, so long as Mr. Menhall continues to provide us services on each such date.

On March 9, 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 50,000 shares of restricted stock. One hundred percent of those shares become vested on July 31, 2006, so long as we continue to employ Ms. Nivaggioli on such date. The restricted stock agreement with Mr. Menhall grants him 75,000 shares of restricted stock. One hundred percent of those shares become vested on July 31, 2006, so long as Mr. Menhall continues to provide us services on such date.

Report on Repricing of Options

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans for information” in Item 5 above for information about securities authorized for issuance under the 1999 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of December 31, 2005, by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of December 31, 2005, we had 51,082,616 shares of common stock outstanding. Ms. Georgiou, who holds approximately 9.6% of our shares may be able to the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office at 228 Hamilton Avenue, Third Floor, Palo Alto, CA 94301.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Belinda Tsao Nivaggioli	3,000,961	5.9
D. Wayne Peters	50,400	*
Nasser Menhall(1)	1,254,016	2.5
Leslie S. T. Fang	689,000	1.3
Joseph P. Galda(2)	81,500	*
Karen Georgiou (3)	4,900,000	9.6
Andrew M. Gertler(2)	81,500	*
Paul Schimmel	1,205,242	2.4
Kevin Waltzer	4,197,000	8.2
All directors and executive officers as a group (7 persons)	6,362,619	12.5

*	Indicates less than 1.0%
(1)	Does not include 2,476,071 shares beneficially owned by H.K. Properties, as to which Mr. Menhall disclaims beneficial ownership.
(2)	Includes 10,500 shares issuable upon exercise of stock options which became exercisable on May 9, 2005, 10,500 shares issuable upon exercise of stock options which became exercisable on August 9, 2005, and 10,500 shares issuable upon exercise of stock options which became exercisable on November 9, 2005.
(3)	In January 2005, Karen Georgiou lent $250,000 to AVN Acquisition Corp. to enable AVN Acquisition Corp. to make a bridge loan to us. Under the promissory note manifesting the loan, AVN Acquisition Corp. was to pay Karen Georgiou the principal sum of $250,000 on or before May 31, 2006, with interest at a rate of eight percent per year. This note was repaid in cash prior to March 31, 2005, from a portion of the proceeds which AVN Acquisition Corp. received from subscribers for its common stock. Other than her beneficial ownership of our common stock, Ms. Georgiou has no affiliation with us.

Changes in Control

None.

Item 12. Certain Relationships and Related Transactions

In March 2002, we entered into a Series C Financial Advisory Agreement with H.K. Properties Limited, an investment advisory firm not located in the U.S. and not registered with the U.S. Securities and Exchange Commission, of which our director Nasser Menhall is a director and minority stockholder. Pursuant to the agreement, H.K. earned a 10% commission on shares of Series C Preferred Stock Avicena sold to investors identified by H.K. and we issued to H.K. or persons designated by it a warrant to purchase one share of our common stock for each share sold, up to a limit of 5,600,000 shares of common stock, at an exercise price of $0.07 per share. H.K. earned $33,333 for its financial advisory services in 2003 and $10,000 in 2004. H.K. subsequently applied these amounts to the purchase of stock and the exercise of other warrants. In 2004, we issued warrants to purchase 240,800 shares of our common stock to H.K. and its designees. The agreement terminated per its terms on March 11, 2005.

During 2004, D. Wayne Peters served as our Acting Chief Financial Officer through his firm, ERG. We paid ERG on an hourly basis for such services. Our payments to ERG for the services of Mr. Peters and other ERG consultants totaled $32,200 in 2004. In March 2005, we entered into a Services Agreement with ERG, under which Mr. Peters will provide consulting and accounting services, and serve as our Chief Financial Officer. The Services Agreement provides for Avicena to compensate ERG at a rate of $10,000 per month. Our total payments to ERG for the services of Mr. Peters totaled $95,000 in 2005.

In August 2004, we sold our Chairman Nasser Menhall 142,800 shares of Series C Preferred Stock and warrants to purchase 142,800 shares of common stock (exercisable for $0.01) for a total purchase price of $102,000.

In February 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 2,200,000 shares of restricted stock. Fifty percent of those shares become vested in February 2006, and an additional twenty-five percent of the shares become vested in each of February 2007, and February 2008, so long as we continue to employ Ms. Nivaggioli at such time. The restricted stock agreement with Mr. Menhall grants him 722,856 shares of restricted stock. Fifty percent of those shares become vested in February 2006, and an additional twenty-five percent of the shares become vested in each of February 2007, and February 2008, so long as we continue to employ Mr. Menhall at such time.

In February 2005, we issued Kevin Waltzer 3,000,000 shares of common stock in compensation for services he provided in the structuring of the AVN Merger, as a result of which Mr. Waltzer became the owner of more than 5% of our common stock.

In February and March 2005, we borrowed a total of $500,000 from AVN to fund our operations and the costs associated with the transactions with AVN, including the preparation of our prospectus. Interest accrued on the principal amount of the loan at a rate of eight percent per annum. All amounts of principal and interest due under this loan were canceled as a matter of law when we completed the AVN Merger.

In March 2005, we entered into an Employment Agreement with Belinda Tsao Nivaggioli to cover her services as Chief Executive Officer. The Agreement with Ms. Nivaggioli provides for an annual salary of $250,000 and a one-time grant of 2,200,000 shares of restricted common stock.

In March 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 50,000 shares of restricted stock. One hundred percent of those shares become vested in July 2006, so long as we continue to employ Ms. Nivaggioli at such time. The restricted stock agreement with Mr. Menhall grants him 75,000 shares of restricted stock. One hundred percent of those shares become vested in July 2006, so long as Mr. Menhall continues to provide us services at such time.

In March 2005, we entered into a Consulting Agreement with Leslie Fang to govern Dr. Fang’s services as our Chief Scientific Officer and Chairman of our Scientific Advisory Board. The Agreement provides for a one-time grant of 500,000 restricted shares of common stock, vesting over three years.

In March and April 2005, we paid Corsair Advisors, Inc., a strategic consulting firm of which our director Joseph P. Galda is President, a total of $25,000 in compensation for financial advisory services provided in the structuring of the AVN Merger.

In July 2005, we borrowed $150,000 from 401 Capital Partners Inc., one of the selling stockholders. Interest accrued on the principal amount of the loan at a rate of six percent per annum. The loan was due and payable upon demand. In October 2005, 401 Capital Partners Inc. contributed the note representing the loan to AVN. The principal amount of this note was canceled as a matter of law when we completed the AVN Merger.

In August 2005, we borrowed $75,000 from Wael El Bahey. Mr. El Bahey is the majority stockholder of H.K. Properties Limited, an investment advisory firm not located in the U.S. and not registered with the U.S. Securities and Exchange Commission, of which our director Nasser Menhall is a director and minority stockholder. The loan is non-interest bearing and is due the earlier of May 23, 2007, or the date an earlier private placement of $1,500,000 or more closes.

In September 2005, we borrowed $50,000 from our Chairman Nasser Menhall. The loan became due and was repaid when the AVN Merger closed. The loan was non-interest bearing.

In October 2005, in connection with the AVN Merger, we entered into an escrow agreement with LaSalle Bank National Association, which served as escrow agent for the merger. Under the agreement, AVN’s cash assets of $2,000,000 were placed in escrow and later distributed to us upon the closing of the AVN Merger. We paid the $2,000 escrow administration fee of LaSalle Bank National Association.

In November 2005, we borrowed $350,000 from AVN to fund our operations and the costs associated with the transactions with AVN. Interest accrued on the principal amount of the loan at a rate of eight percent per annum. All amounts of principal and interest due under this loan were canceled as a matter of law when we completed the AVN Merger.

Item 13. Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB:

Exhibit #	Description
2.1	Agreement and Plan of Merger, dated October 25, 2005, by and between Registrant and AVN Acquisition Corp. (1)

2.2	Escrow Agreement, dated October 26, 2005, by and between Registrant, AVN Acquisition Corp. and LaSalle Bank National Association. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (2)

10.1	1999 Stock Incentive Plan, as amended. (2)

10.2	Second Amendment to the 1999 Stock Incentive Plan. (5)

10.3	Form of Promissory Note, dated January , 2005, by AVN Acquisition Corp. in favor of Karen Georgiou. (4)

10.4	Form of Promissory Note, dated February 7, 2005, by Registrant in favor of AVN Acquisition Corp. (2)

10.5	Loan Agreement, dated February 7, 2005, between Registrant and AVN Acquisition Corp. (2)

10.6	Form of Demand Note, dated July 13, 2005, by Registrant in favor of 401 Capital Partners Inc. (6)

10.7	Form of Promissory Note, dated August 23, 2005, by Registrant in favor of Wael El Bahey. (1)

Exhibit #	Description
10.8	Form of Promissory Note, dated October 3, 2005, by Registrant in favor of Nasser Menhall. (1)

10.9	Form of Promissory Note, dated November 4, 2005, by Registrant in favor of AVN Acquisition Corp. (1)

10.10	Series C Financial Advisory Agreement, dated March 11, 2002 by and between Registrant and H.K. Properties Limited. (2)

10.11	Subscription Agreement, dated August 15, 2004, by and between Registrant and Nasser Menhall. (4)

10.12	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (2)

10.13	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Nasser Menhall. (2)

10.14	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Leslie Fang. (4)

10.15	Subscription Agreement, dated February 24, 2005, by and between Registrant and Kevin Waltzer. (4)

10.16	Restricted Stock Purchase Agreement, dated March 9, 2005, by and between Registrant and Nasser Menhall. (4)

10.17	Restricted Stock Purchase Agreement, dated March 9, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (4)

10.18	Consulting Agreement, dated February 25, 2005, by and between Registrant and Leslie Fang. (4)

10.19	Employment Agreement, dated March 3, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (2)

10.20	Services Agreement, dated March 16, 2005, by and between Registrant and ERG. (2)

10.21	Supply, License and Development Agreement, dated August 17, 2000, by and between Registrant and Esteé Lauder, Inc. (3) #

10.22	Agreement For Purchase and Sale of GM Creatine Monohydate, dated May 30, 2003, by and between Registrant and DeGussa AG. (2)

10.23	Regus Business Centre Service Agreement, dated August 15, 2005, by and between Registrant and Regus Business Centres Corp. (1)

14	Code of Ethics. (7)

20	Letter of Transmittal to Avicena Stockholders. (7)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed with the Commission on November 7, 2005 (Reg. No. 333-129536).
(2)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed with the Commission on March 22, 2005 (Reg. No. 333-123476).

(3)	Incorporated by reference from Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Commission on November 14, 2005 (Reg. No. 333-123476).
(4)	Incorporated by reference from Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Commission on August 10, 2005 (Reg. No. 333-123476).
(5)	Incorporated by reference from Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Commission on July 8, 2005 (Reg. No. 333-123476).
(6)	Incorporated by reference from Registrant’s Amendment No. 4 to the Registration Statement on Form SB-2 filed with the Commission on August 24, 2005 (Reg. No. 333-123476).
(7)	Filed herewith.
#	Certain information in this exhibit has been omitted pursuant to a confidential treatment request, which the Commission approved on November 7, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

The audit fees of Vitale, Caturano & Company, Ltd. for the years ending December 31, 2005 and 2004 were approximately $21,214 and $30,000, respectively.

Audit-Related Fees

The fees of Vitale, Caturano & Company, Ltd. for providing audit-related services such as reviewing our Registration Statements on Form SB-2 and Form 10-QSB for the year ending December 31, 2005 was approximately $62,700. Vitale, Caturano & Company, Ltd. did not provide us with audit-related services during 2004

Tax Fees

Vitale, Caturano & Company, Ltd. does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

AVICENA GROUP, INC.

By:	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Belinda Tsao Nivaggioli Belinda Tsao Nivaggioli	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2006

/s/ D. Wayne Peters D. Wayne Peters	Acting Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2006

/s/ Leslie S. T. Fang Leslie S.T. Fang	Director	March 31, 2006

/s/ Joseph P. Galda Joseph P. Galda	Director	March 31, 2006

/s/ Andrew Gertler Andrew Gertler	Director	March 31, 2006

/s/ Nasser Menhall Nasser Menhall	Director	March 31, 2006

/s/ Paul Schimmel Paul Schimmel	Director	March 31, 2006