Form 10QSB
period 2006-03-31
Avicena Group, Inc.
filed 2006-05-15
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding of the registrant’s Common Stock as of April 31, 2006:

Common Stock, par value $0.001	51,082,616 shares outstanding

Transitional small business disclosure format:    YES  ☐    NO  ☒

Avicena Group, Inc.

Quarter Ended March 31, 2006

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$138,443	$619,042
Accounts receivable	58,760	59,036
Inventory	2,567	2,766
Prepaid expenses	77,023	101,357

Total current assets	276,793	782,201

Equipment, net	5,296	6,129

Deposits	9,335	9,335

Total assets	291,424	797,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	936,150	619,948
Accrued expenses	83,603	161,499
Note payable to a shareholder	75,000	75,000

Total current liabilities	1,094,753	856,447

Total liabilities	1,094,753	856,447

Commitments

Stockholders’ equity (deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—

Common stock; $0.001 par value, 100,000,000 shares authorized; 51,082,616 shares issued and outstanding	51,083	51,083
Additional paid-in capital	8,334,471	8,435,559
Deferred compensation	—	(141,622)
Accumulated deficit	(9,188,883)	(8,403,802)

Total stockholders’ deficit	(803,329)	(58,782)

Total liabilities and stockholders’ deficit	$291,424	$797,665

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statements of Operations

(unaudited)

	Three months ending
	March 31, 2006	March 31, 2005
Revenue	$91,428	$191,440

Cost of revenue	12,128	20,068

Gross margin	79,300	171,372

Research and development	221,291	118,556
Selling and marketing expenses	178,085	124,050
General and administrative expenses	466,515	723,505

Total costs and expenses	865,891	966,111

Loss from operations	(786,591)	(794,739)

Interest income (expense)	1,510	(687)

Net loss	$(785,081)	$(795,426)

Net loss per common share-basic and diluted	$(0.02)	$(0.06)

Weighted average common shares outstanding - basic and diluted	51,082,616	13,740,415

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statements of Cash Flows

(unaudited)

	Three months ending
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(785,081)	$(795,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	833	957
Stock compensation expense	40,534	520,057
Changes in assets and liabilities
Accounts receivable	276	(63,700)
Inventory	199	31
Other current assets	24,334	(18,453)
Accounts payable	316,202	155,246
Accrued expenses	(77,896)	(24,185)

Net cash used in operating activities	(480,599)	(225,473)

Cash flows from investing activities
Purchases of equipment	—	(8,667)
Deposits	—	(4,000)

Net cash used in investing activities	—	(12,667)

Cash flows from financing activities
Proceeds from issuances of common and preferred stock	—	129,650
Costs related to a planned issuance of securities	—	(397,441)
Exercise of stock options	—	10,000
Increase in note payable	—	500,000

Net cash used in financing activities	—	242,209

Net increase (decrease) in cash and cash equivalents	(480,599)	4,069

Cash and cash equivalents, beginning of period	619,042	102,423

Cash and cash equivalents, end of period	$138,443	$106,492

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$930	$4,412

Income Taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statement of Changes in Stockholders Deficits

(Unaudited)

	Common		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2005	51,082,616	$51,083	$8,435,559	$(141,622)	$(8,403,802)	$(58,782)

Compensation expense associated with vesting of restricted stock and stock options	—	—	40,534	—	—	40,534

Reclassification of deferred compensation upon adoption of FAS 123(R)			(141,622)	141,622
Net Loss	—	—	—	—	(785,081)	(785,081)

Balance at March 31, 2006	51,082,616	$51,083	$8,334,471	$—	$(9,188,883)	$(803,329)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements of Avicena Group, Inc. (the “Company”) are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2005. The unaudited financial statements, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of the operations and cash flows for the three months ended March 31, 2006, and 2005. The results of the operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2005 financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional equity. The funding negotiations described in Note 1 to the December 31, 2005 financial statements were consummated are discussed more fully in Note 5, Subsequent Events, below.

Certain prior period accounts have been reclassified to conform with current presentation.

2. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment. FAS 123(R) revises FASB Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation. Also, FAS 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. In April 2005, the Securities and Exchange Commission extended the effectiveness deadline. For public companies, FAS 123(R) is now effective for annual periods beginning after June 15, 2005.

FAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Specifically, FAS 123(R) requires companies to (i) use fair value to measure stock-based compensation awards and (ii) cease using the intrinsic value method of accounting under APB 25 that resulted in no expense for many awards of stock options for which the exercise price of the option equaled the price of the underlying stock at the grant date. In addition, FAS 123(R) retains the modified grant date model from FAS 123 in that compensation cost is measured at the grant date fair value of the award and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date, except in certain cases. FAS 123(R)’s transition provisions provide a number of alternatives to address implementation issues and to increase the comparability of compensation cost.

The Company adopted the “Modified Prospective Application” (“MPA”) method, without restatement of prior interim periods, on January 1, 2006. Under the MPA method without restatement approach, the Company recognizes compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1994, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards.

Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006, will be recognized using the measurement data and attribution method used in the Company’s FAS 123 pro forma disclosures as those services are received after January 1, 2006.

FAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated because they depend on when the employees exercise stock options, among other things.

3. Stock-Based Compensation

The Company has a stock-based employee compensation plan. In February 2005, the Company’s Board of Directors approved a resolution offering all holders of the Company’s 10,750,908 outstanding stock options at December 31, 2004, plus holders of 309,653 options issued in January 2005, the opportunity to exercise their options on a cashless basis (that is, without the payment of the previously applicable exercise price), with 0.9 fully paid shares of common stock to be issued for each share subject to the outstanding options. Holders of 10,560,682 of the stock options chose to exercise their options on a cashless basis in the twelve month period ended December 31, 2005. As a result of the modification made to the options, the Company recorded a non-cash charge of $313,400 related to the employee options and a non-cash charge of $156,100 related to non-employee options during the twelve months ended December 31, 2005.

As discussed in Note 2 above, the Company adopted FASB Statement No. 123(R) (“FAS 123(R)”), Share-Based Payment on January 1, 2006. Prior to the Company’s adoption of FAS 123(R), the Company accounted for equity based compensation under the provisions and related interpretations of Accounting Principles Board (“APB) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).

Stock Incentive Plan

The 1999 Stock Incentive Plan was adopted by the Company’s Board of Directors and approved by the Company in September 1999. The purpose of the 1999 Plan is to advance the interests and enhance the value of the Company by:

•	aligning the economic interests of the Company’s employees, consultants, non-employee directors and advisors with those of the Company’s stockholders;

•	inducing individuals of outstanding ability and potential to join and/or remain with the Company; and

•	providing employees, consultants, non-employee directors and advisors with an additional incentive to contribute to the Company’s success.

The Company’s 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. The Company’s 1999 Plan also permits grant of shares of common stock, subject to the Company’s right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of December 31, 2005, 3,434,067 shares remain available for future grants under the 1999 Plan.

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

As discussed in Note 2 to the financial statements above, the Company adopted the “Modified Prospective Application” (“MPA”) method of FAS 123(R), without restatement of prior interim periods, on January 1, 2006.

As a result of adopting FAS 123(R), the Company recorded stock based compensation of $1,513 for the three month period ended March 31, 2006 for stock based awards to employees and directors. This represents an incremental charge of $0.00 per basic and diluted share as compared to the Company’s previous method of accounting under APB 25, with no impact on cash flows. The calculated value of employee and director stock options was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4 – 4.23%, a volatility of 50%, an expected life of 5 – 10 years, and a dividend yield of 0% for the three months ended March 31, 2005. The weighted average fair value of options granted during the three months ended March 31, 2005 was $0.07. No additional options were granted during the three months ending March 31, 2006. All options outstanding at March 31, 2006 have been fully vested.

The adoption of FAS 123(R) had no effect upon cash flow from operations.

The effect of adopting FAS 123(R) on the Company’s income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three-month period ended March 31, 2006, is as follows:

Three Months Ended March 31, 2006
Loss from operations, as reported	$(785,591)
Effect of adopting FAS 123(R) on loss from operations	1,513

Loss from operations	$(784,078)

Loss before income taxes, as reported	$(785,591)
Effect of adopting FAS 123(R) on loss before income taxes	1,513

Loss before income taxes	$(784,078)

Net loss, as reported	$(785,081)
Effect of adopting FAS 123(R) on net loss	1,513

Net loss	$(783,568)

Net cash used in operating activities, as reported	$(480,599)
Effect of adopting FAS 123(R) on net cash used in operating activities	1,513

Net cash used in operating activities	$(479,086)

Net loss per share, as reported:
Basic	$(0.02)
Diluted	$(0.02)

Effect of adopting FAS 123(R) on net loss per share, basic and diluted	$0.00

Net loss per share:
Basic	$(0.02)
Diluted	$(0.02)

Had compensation cost for the Company’s equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of FAS 123, the Company’s net loss and net loss per share for the three-month period ended March 31, 2005, would have been as follows:

Three Months Ended March 31, 2005
Net loss, as reported	$(795,426)
Equity-based compensation included in net loss, as reported	520,057
Equity-based compensation under FAS 123	(380,405)

Pro forma net loss	$(655,774)

Reported net loss per share:
Basic	$(0.06)
Diluted	$(0.06)

Pro forma net loss per share:
Basic	$(0.05)
Diluted	$(0.05)

No options were exercised during the three-month period ending March 31, 2006 or in the comparable period in 2005.

The effects of applying FAS 123(R) in this proforma disclosure are not indicative of future amounts. FAS 123(R) does not apply to awards before 1996 and additional awards in future years are anticipated.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the three-month period ended March 31, 2006 is presented below:

	Number of Options	Weighed Average Remaining Contract Term (Years)	Weighed Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	246,926	4.75	$.03	$8,283
Granted	0
Exercised	0
Canceled	0

Options outstanding at March 31, 2006	246,926	4.51	$.03	$8,283

Options exercisable at March 31, 2006	246,926	4.51	$.03	$8,283

There is no unrecognized compensation cost related to non-vested options, as all outstanding options have vested.

Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

The amount of stock compensation expense related to restricted stock amortized during the three-month period ended March 31, 2006 was $39,021. The unamortized portion, that is, the difference between the original deferred expense of $400,785 and the amortized portion recorded as an expense is now reflected on the equity section of the balance sheet as a reduction to additional paid-in capital. It is no longer classified as unearned compensation as a result of the adoption of FAS 123(R).

During the three months ended March 31, 2006, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company.

4. Net Loss Per Share

The computation of basic and diluted loss per common share are based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options.

Options to purchase 246,926 and 246,926 shares of common stock were not included in the March 31, 2006 and 2005 computations of diluted net loss per share, respectively, because inclusion of such shares would have an anti-dilutive effect on net loss per share.

5. Subsequent Events

On March 31, 2006, D. Wayne Peters, the Company’s Acting Chief Financial Officer, resigned to work full time as Chief Executive Officer of the Eye Care Centers of Florida. On March 6, 2006, in anticipation of Mr. Peters’ resignation, the Company’s Board of Directors elected Michael J. Sullivan to serve as the Company’s Vice President of Finance and Acting Chief Financial Officer, effective March 31, 2006. Mr. Sullivan serves the Company on a part time basis averaging 20 hours per week. Mr. Sullivan also serves as Chief Financial Officer of WorldCare Limited Inc., a global healthcare services and solutions firm, which company Avicena’s Chairman, Nasser Menhall serves as Chief Executive Officer.

On April 21, 2006, the Company consummated negotiations and entered into a convertible promissory note in the amount of up to Two Million ($2,000,000) Dollars (the “Note”) and a Registration Rights Agreement (the “Registration Rights Agreement”) with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”).

The Note bears interest at 8% and matures on March 31, 2008 or March 31, 2009, which maturity date will be selected at the discretion of the Investor in writing prior to the first advance on the Note. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company (the “Common Stock”) at a conversion rate of $3.00 per share, subject to adjustment in case of stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. Interest on the Note which is due and payable quarterly, commencing on July 1, 2006, is also convertible into Common Stock at the election of the Investor.

Pursuant to the Note, on the date of the first advance under the Note, the Company will issue a warrant to the Investor to purchase up to 666,667 shares of Common Stock at an exercise price of $3.00 per share (the “Warrant”), subject to adjustment as described below, at any time prior to the close of business on April 20, 2009. The exercise price and/or the number of shares of Common Stock issuable upon the exercise of the Warrant is subject to adjustments in case of a stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger, to which the Company is a party, or sale of all or substantially all of the Company’s assets to another person or other transaction that is effected in such a way that holders of Common Stock are entitled to receive stock, securities or assets with respect to or in exchange for Common Stock. The Company may at any time during the term of the Warrant reduce the then current exercise price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

Under the Registration Rights Agreement, within 120 days after Investor’s conversion of an aggregate of at least $1,500,000 in unpaid accrued interest and principal pursuant to the Note, the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement covering the resale of the Common Stock and Common Stock issued upon exercise of the Warrant. The Company will use its commercially reasonable efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event not later than the earlier of (a) the 180th calendar day following the closing date and (b) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The Company is also obligated to use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act of 1933, as amended, until the date which is two years after the closing date or such later date when all registrable securities covered by the registration statement have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act or may be sold pursuant to Rule 144(k) under the Securities Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Form 10-KSB and our Registration Statement on Form SB-2 filed on November 14, 2005. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2006, we had an accumulated deficit of $9,188,883. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — Three months ended March 31, 2006 compared to same period in 2005

We currently generate revenue from the sale of proprietary cosmetic ingredient formulations to Estée Lauder (EL) and the direct sale of our branded creatine supplement product. Our revenues decreased by $100,012 in the three month periods ending March 31, 2006 compared to 2005, from $191,440 in 2005 to $91,428 in the corresponding 2006 period. This decrease of 52% in 2006 over the same 2005 period was primarily due to lower sales to Estée Lauder (EL). The three-month period ending March 31, 2005 saw a one time product ramp-up by EL which augmented revenues. This ramp-up was not repeated during the three-month period ending March 31, 2006.

Our cost of revenue decreased by $7,940 or 40% in the three month-period ending March 31, 2006 compared to the similar period in 2005. Certain costs of revenue such as warehousing are semi-fixed. As a result of the lower revenues, our gross margin decreased from 90% to 87% in the three-month period ending March 31, 2006 versus the comparable period in 2005.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased by $102,735 in the three-month period ending in March 31, 2006 when compared to the same period for 2005, from $118,556 in 2005 to $221,291 in 2006. This increase was due mainly to an increase in legal expenses related to keeping existing U.S. and foreign patents in force and reviewing new products for patent protection.

Selling and marketing expenses increased to $178,085 in the three-month period of 2006 compared to $124,050 in 2005. The increase of $54,035 in the 2006 versus 2005 resulted mainly from increased salaries and employee benefits, as well as incremental operating costs, related to the hiring of two new marketing employees. Additional marketing costs are also attributable to engagement of a public relations firm, and the expenses related to the development of a new product, Nurigene™, a proprietary skin care line utilizing creatine that we seek to distribute on our website and through television home shopping channels. We anticipate that we will begin to market Nurigene during the third quarter of 2006.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. Total general and administrative expenses decreased to $466,515 in the three months ending March 31, 2006 from $723,505 in 2005. This represents a decrease of $256,990 or 36% versus 2005. The primary reason for the decrease in 2006 compared to 2005 was a decrease in non-cash expenses for stock compensation and stock options totaling $479,523. Other cash based general and administrative expenses increased $222,533 for the three months ending March 31, 2006 versus the same period in 2005. The primary causes of the increase are (1) an increase of $159,161 of corporate legal fees, primarily associated with the costs of being a public company; (2) an increase of $75,540 related to accounting and finance consultants; (3) an increase of operating expenses such as rent ($10,775) and insurance ($26,965).

We do not have significant interest income or expense.

Liquidity and Capital Resources — Three months ended March 31, 2006 compared to December 31, 2005

At March 31, 2006, we had available cash of $138,443 compared to $619,042 at December 31, 2005 and $106,492 at March 31, 2005. As further described in Note 5 to the financial statements, the Company entered into a convertible promissory note in the amount of up to $2,000,000 (two million dollars) with The Biotechnology Ventures (III) Capital Trust on April 21, 2006.

Cash used in operations was $480,599 for the three months ended March 31, 2006, compared with $225,473 for the same period in 2005. This increase in negative cash flow of $255,126 was primarily caused by a significant increase in cash operating expenses, as described above. For the three months ended March 31, 2006 versus the same period in 2005, research and development expenses increased by $102,735 and sales and marketing expenses increased by $54,035. Although general and administrative expenses in total decreased by $256,990 in the three months ended March 31, 2006 compared to the same period in 2005, $479,523 of that decrease was attributable to reduced non-cash stock compensation expense in 2006. All other general and administrative expenses increased by $222,523 in the three months ended March 31, 2006 versus the same period in 2005.

Cash provided by financing activities was $242,209 during the three months ended March 31, 2005. No financing activities occurred during the same period in 2006.

Working Capital. Negative working capital increased by $743,714 to $817,960 at March 31, 2006, from $74,246 at December 31, 2005. The increase in negative working capital was primarily due to our increased cash operating expenses as described above and the absence of any additional financing activities during the period.

Negative working capital decreased by $174,155 at March 31, 2006 from $992,115 at March 31, 2005 primarily as a result of the AVN merger. Prior to the AVN merger, we had received $1,000,000 in the form of notes payable directly or indirectly from AVN. We received AVN’s cash assets of $2,000,000 and all amounts due under the loans held by AVN were cancelled as matter of law when the merger with AVN was completed. We used approximately $1,400,000 of these funds to pay accrued expenses and in operating activities in 2005 and the remaining $600,000 was used to sustain our operations from January 1, 2006 through the period ending May 31, 2006.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	The scope, rate of progress and costs of our product development activities;

•	Changes in our research and development plans;

•	Future clinical trial results;

•	The terms and timing of any collaborative, licensing and other arrangements that we have or may establish;

•	The cost and timing of regulatory approvals;

•	The costs of commercializing any of other product candidates;

•	Costs to license-in or otherwise acquire any technology; and

•	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

In any event, we are currently seeking to raise substantial additional capital to fund research and development and operations. We expect to finance future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing stockholders or require us to relinquish rights to some of our technologies, product candidates or products under development that we would otherwise seek to develop or commercialize ourselves.

As we seek to raise additional money to fund operations, funding may not be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market products as planned or continue development and regulatory approval of products, or could be required to delay, scale back or eliminate some or all of our research and development programs. If we raise additional funds through equity sales, these sales may be highly dilutive to existing investors.

Material Off-Balance Sheet Arrangements

The Company has no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2006 are effective in controlling and reporting the financial results of the Company’s operations.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Rule 13a-14(b) Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avicena Group, Inc.

Date: May 15, 2006	/s/ Mike Sullivan Mike Sullivan Acting Chief Financial Officer (Principal Financial and Accounting Officer

/s/ Belinda Tsao Nivaggioli Belinda Tsao Nivaggioli Chief Executive Officer (Principal Executive Officer)