Form 10QSB
period 2006-06-30
Avicena Group, Inc.
filed 2006-08-21
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Number of shares outstanding of the registrant’s Common Stock as of July 31, 2006:

Common Stock, par value $0.001                                          51,082,616 shares outstanding

Transitional small business disclosure format:    YES  ☐    NO  ☒

Avicena Group, Inc.

Quarter Ended June 30, 2006

Page

PART I – FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements	3

Balance Sheet – June 30, 2006 (unaudited) and December 31, 2005	4

Condensed Statements of Operations – Quarters ending June 30, 2006 and June 30, 2005 (unaudited) and six-month periods ended June 20, 3006 and June 30, 2005 (unaudited)	5

Condensed Statement of Cash Flows – Quarters ending June 30, 2006 and June 30, 2005 (unaudited) and six-month periods ended June 20, 3006 and June 30, 2005 (unaudited)	6

Condensed Statement of Changes in Stockholder’s Deficits – Six-month period ending June 30, 2006 and December 31, 2005 (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	17

PART II – OTHER INFORMATION	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6. Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$223,265	$619,042
Accounts receivable	20,948	59,036
Inventory	2,467	2,766
Prepaid expenses	79,138	101,357

Total current assets	325,818	782,201
Equipment, net	4,574	6,129
Deferred financing costs	2,134,092	—
Deposits	9,335	9,335

Total assets	2,473,819	797,665

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	1,519,068	619,948
Accrued expenses	103,919	161,499
Note payable to a shareholder	75,000	75,000

Total current liabilities	1,697,987	856,447

Long term liabilities:
Note payable	400,000	—
Warrants	2,558,938	—

Total long term liabilities	2,958,938	—

Total liabilities	4,656,925	856,447

Commitments
Stockholders’ equity (deficit):
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.001 par value, 100,000,000 shares authorized; 51,082,616 shares issued and outstanding	51,083	51,083
Additional paid-in capital	8,620,858	8,435,559
Stock subscription	20,000	—
Deferred compensation	—	(141,622)
Accumulated deficit	(10,875,047)	(8,403,802)

Total stockholders’ deficit	(2,183,106)	(58,782)

Total liabilities and stockholders’ deficit	$2,473,819	$797,665

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statements of Operations

(unaudited)

	Three months ending		Six months ending
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$89,319	$111,807	$180,747	$303,247
Cost of revenue	15,281	11,609	27,409	31,677

Gross margin	74,038	100,198	153,338	271,570
Research and development	175,191	110,044	396,482	228,600
Selling and marketing expenses	271,246	158,493	449,331	282,543
General and administrative expenses	628,366	395,963	1,094,881	1,119,468

	1,074,803	664,500	1,940,694	1,630,611

Loss from operations	(1,000,765)	(564,302)	(1,787,356)	(1,359,041)
Loss on change in fair value of warrants	(267,512)	—	(267,512)	—
Interest expense	(417,887)	(16,285)	(416,377)	(16,972)

Net loss	$(1,686,164)	$(580,587)	$(2,471,245)	$(1,376,013)

Net loss per common share – basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.08)

Weighted average common shares outstanding – basic and diluted	51,082,616	21,174,333	51,082,616	17,473,559

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statements of Cash Flows

(unaudited)

	Six months ending
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(2,471,245)	$(1,376,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,555	1,943
Stock compensation expense	63,585	591,019
Amortization of commitment fee	148,643	—
Loss on change in fair value of warrants	267,512	—
Amortization of beneficial conversion feature	263,336	—
Investment banking fee to be paid in stock	20,000	—
Investment banking fee to be paid in warrants	8,691	—
Changes in assets and liabilities
Accounts receivable	38,088	(29,925)
Inventory	299	131
Other current assets	22,219	(7,836)
Accounts payable	899,120	563,009
Accrued expenses	(57,580)	(8,587)

Net cash used in operating activities	(795,777)	(266,259)

Cash flows from investing activities
Purchases of equipment	—	(8,667)
Deposits	—	(4,000)

Net cash used in investing activities	—	(12,667)

Cash flows from financing activities
Proceeds from issuances of common and preferred stock	—	129,650
Costs related to a planned issuance of securities	—	(480,409)
Exercise of stock options	—	10,000
Advances from stockholder	—	20,000
Increase in notes payable	400,000	500,000

Net cash provided by financing activities	400,000	179,241

Net decrease in cash and cash equivalents	(395,777)	(99,685)
Cash and cash equivalents, beginning of period	619,042	102,423

Cash and cash equivalents, end of period	$223,265	$2,738

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,965	$3,575

Income Taxes	$—	$—

Supplemental disclosure of noncash financing activities
Issuance of Common Stock for financial advisor fees	$—	$300,000

Commitment fee paid with warrants	$2,282,735	$—

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statement of Changes in Stockholders Deficit

(Unaudited)

	Common		Additional Paid In Capital	Stock Subscription	Deferred Compensation	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2005	51,082,616	$51,083	$8,435,559	$—	$(141,622)	$(8,403,802)	$(58,782)

Compensation expense associated with vesting of restricted stock and stock options	—	—	63,585	—	—	—	63,585
Reclassification of deferred compensation upon adoption of FAS 123 (R)	—	—	(141,622)	—	141,622	—	—
Beneficial conversion feature of convertible note payable	—	—	263,336	—	—	—	263,336
Stock to be issued to investment banker	—	—	—	20,000	—	—	20,000
Net Loss	—	—	—		—	(2,471,245)	(2,471,245)

Balance at June 30, 2006	51,082,616	$51,083	$8,620,858	$20,000	$—	$(10,875,047)	$(2,183,106)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements of Avicena Group, Inc. (the “Company”) are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2005. The unaudited financial statements, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and the results of the operations and cash flows for the three and six months ended June 30, 2006, and 2005. The results of the operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2005 financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional equity. The funding negotiations described in Note 1 to the December 31, 2005 financial statements were consummated are discussed more fully in Note 7, Convertible Promissory Note, below.

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

Compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding at January 1, 2006 will be recognized using the measurement data and attribution method used in the Company’s FAS 123 pro forma disclosures as those services are received after January 1, 2006.

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

As discussed in Note 2 above, the Company adopted FAS 123(R) on January 1, 2006. Prior to the Company’s adoption of FAS 123(R), the Company accounted for equity based compensation under the provisions and related interpretations of APB Opinion No. 25.

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

The Company’s 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. The Company’s 1999 Plan also permits grant of shares of common stock, subject to the Company’s right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of June 30, 2006 and December 31, 2005, 3,434,067 shares remain available for future grants under the 1999 Plan.

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

The Board may terminate the 1999 Plan at any time. However, no termination or amendment will affect the rights of participants under options previously granted without the participant’s consent. Unless previously terminated, the 1999 Plan will terminate on September 7, 2009 and no options will be granted after that date.

As discussed in Note 2 to the financial statements above, the Company adopted the “Modified Prospective Application” (“MPA”) method of FAS 123(R), without restatement of prior interim periods, on January 1, 2006.

As a result of adopting FAS 123(R), the Company recorded stock based compensation of $0 and $1,513 for the three and six month periods ended June 30, 2006 for stock based awards to employees and directors. This represents an incremental charge of $0.00 per basic and diluted share for the three and six months ended June 30, 2006 as compared to the Company’s previous method of accounting under APB 25, with no impact on cash flows. The calculated value of employee and director stock options was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4 – 4.23%, a volatility of 50%, an expected life of 5 – 10 years, and a dividend yield of 0% for the six months ended June 30, 2005. The Company’s stock was approved for quotation on the Over-the-Counter Bulletin Board and began trading on March 24, 2006. Based on this short trading history, the Company determined the expected volatility based on public small company capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. The Company will re-evaluate this method as additional historical price data is obtained. No cash dividends have been declared on the Company’s common stock since the Company’s inception and the Company does not anticipate paying cash dividends over the expected term of the option. The expected term represents the weighted average period the option is expect to be outstanding and is based on the historical exercise behavior of employees. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.

The weighted average fair value of options granted during the six months ended June 30, 2005 was $0.07. No additional options were granted during the six months ending June 30, 2006. All options outstanding at June 30, 2006 are fully vested.

The adoption of FAS 123(R) had no effect upon cash flow from operations.

Had compensation cost for the Company’s equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of FAS 123, the Company’s net loss and net loss per share for the six-month period ended June 30, 2005, would have been as follows:

	Three Months	Six Months
	Ended June 30, 2005
Net loss, as reported	$(580,587)	(1,376,013)
Equity-based compensation included in net loss, as reported	70,962	591,019
Equity-based compensation under FAS 123	(71,034)	(451,439)

Pro forma net loss	$(580,659)	(1,236,433)

Reported net loss per share:
Basic	$(0.02)	(0.08)
Diluted	$(0.02)	(0.08)
Pro forma net loss per share:
Basic	$(0.02)	(0.07)
Diluted	$(0.02)	(0.07)

No options were exercised during the six month period ending June 30, 2006 or in the comparable period in 2005.

The effects of applying FAS 123(R) in this proforma disclosure are not indicative of future amounts. FAS 123(R) does not apply to awards before 1996 and additional awards in future years are anticipated.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the six month period ended June 30, 2006 is presented below:

	Number of Options	Weighed Average Exercise Price	Weighed Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	246,926	$.03	4.75	$8,283
Granted	0
Exercised	0
Canceled	0

Options outstanding at June 30, 2006	246,926	$.03	4.26	$1,290,377

Options exercisable at June 30, 2006	246,926	$.03	4.26	$1,290,377

There is no unrecognized compensation cost related to non-vested options, as all outstanding options have vested.

4. Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

Number of Shares
Restricted Stock nonvested at December 31, 2005	3,957,855
Granted	0
Vested	1,916,428
Canceled	0

Restricted Stock nonvested at June 30, 2006	2,041,427

Restricted Stock vested at June 30, 2006	2,014,428

The amount of stock compensation expense related to restricted stock amortized during the six month period ended June 30, 2006 was $62,072. The unamortized portion, that is, the difference between the original deferred expense of $400,785 and the amortized portion recorded as an expense is now reflected on the equity section of the balance sheet as a reduction to additional paid-in capital. It is no longer classified as unearned compensation as a result of the adoption of FAS 123(R).

During the six months ended June 30, 2006, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company.

5. Net Loss Per Share

The computation of basic and diluted loss per common share are based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, convertible debt and warrants.

Common stock equivalents (which during the three and six months ended June 30, 2006 consisted of options to purchase 246,926 common shares, debt convertible into 133,333 common shares, warrants to purchase 666,667 common shares) were not considered in the computation of dilutive net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share.

6. Market for Registrant’s Common Equity And Related Stockholder Matters

The shares of common stock of The Avicena Group Inc. commenced trading on the Over the Counter Bulletin Board (symbol AVGO) on March 24, 2006. No cash dividends were paid on common shares during 2005 or the six months ending June 30, 2006.

7. Convertible Promissory Note

On April 21, 2006, the Company entered into a convertible promissory note in the amount of up to two million dollars and a registration rights agreement with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). The Company received proceeds of $400,000 from the note as of June 30, 2006. As long as no default has occurred, the Company, upon providing the Investor seventy two hours notice, can draw down funds in multiples of $200,000 dollars. Draw downs may only be made if the Company’s cash balance is less than $300,000. However, the Investor also has the right to advance the full remaining available balance of the facility at any time, upon its sole discretion.

The note bears interest at 8% and matures on March 31, 2009. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company at a conversion rate of $3.00 per share, subject to adjustment in case of stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. Interest on the note which is due and payable quarterly, commencing on July 1, 2006, is also convertible into common stock at the election of the Investor.

Pursuant to the note, on the date of the first advance under the note, the Company issued a warrant to the Investor to purchase up to 666,667 shares of common stock at an exercise price of $3.00 per share (the “Warrant”), subject to adjustment as described below, at any time prior to the close of business on April 20, 2009. The exercise price and/or the number of shares of common stock issuable upon the exercise of the Warrant is subject to adjustments in case of a stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger, to which the Company is a party, or sale of all or substantially all of the Company’s assets to another person or other transaction that is effected in such a way that holders of common stock are entitled to receive stock, securities or assets with respect to or in exchange for common stock. The Company may at any time during the term of the Warrant reduce the then current exercise price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

Under the registration rights agreement, within 120 days after Investor’s conversion of an aggregate of at least $1,500,000 in unpaid accrued interest and principal pursuant to the note, the Company is obligated to file with the SEC a shelf registration statement covering the resale of the common stock and common stock issued upon exercise of the Warrant. The Company will use its commercially reasonable efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event not later than the earlier of (a) the 180th calendar day following the closing date and (b) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The Company is also obligated to use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act of 1933, as amended, until the date which is two years after the closing date or such later date when all registrable securities covered by the registration statement have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act or may be sold pursuant to Rule 144(k) under the Securities Act.

The Company accounted for the convertible notes in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” Accordingly, the Company recorded, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note, equal to $263,336. Debt discounts under these arrangements are recognized as interest expense though the date of earliest conversion. As the debt is immediately convertible, the Company recorded an interest charge of $263,336 during the six months ended June 30, 2006.

The Company accounted for the features of the Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Because the registration rights agreement does not specify a settlement alternative if the Company is unable to register the underlying shares, the Company classified the Warrant as a liability. The Warrant was initially valued, using the Black-Scholes model, at $2,282,735. In accordance with EITF 00-19, the Warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of unrealized gain of $267,512 during the six months ended June 30, 2006.

The Warrant was issued to the Investor to secure a firm commitment to advance proceeds under the note. As a result, the fees paid were recorded as a commitment fee and are being amortized over the life of the note. The company recorded additional interest expense of $148,643 during the six months ended June 30, 2006 to amortize the commitment fee.

During the six months ended June 30, 2006, the Company also recorded a $20,000 investment banking fee to be paid in stock and an $8,691 investment banking fee to be paid in warrants.

8. Subsequent Event

On July 6, 2006, upon direction of the Investor described in Note 7, the Company cancelled the warrant it issued to the Investor and reissued a warrant containing the same terms to the Investor’s designee, Doane, Phillips, Young LLP (in trust).

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

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2006, we had an accumulated deficit of $10,875,047. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations—Three and Six months ended June 30, 2006 and 2005

Our revenues decreased to $89,319 and $180,747 in the three and six month periods, respectively, ending June 30, 2006 from $111,807 and $303,247 in the corresponding 2005 periods. The three and six month decreases were $22,488 and $122,500, or 20% and 40% decreases, respectively, over the same 2005 periods. Decreases in both periods were primarily due to lower demand by Estée Lauder (EL).

Our cost of revenues increased to $15,281 in the three month period ending June 30, 2006 from $11,609 in the corresponding 2005 period. This $3,672 or 32% increase occurred because many of our costs of revenue such as warehousing are semi-fixed. For the six month period ending June 30, 2006, our cost of revenue decreased to $27,409. This represents a decrease of $4,268 or 13% from the corresponding 2005 period figure of $31,677. Although these changes are large on a percentage basis, we believe they are immaterial on an absolute basis.

As a result of the lower revenues, our gross margin decreased to 83% and 85% in the three and six month periods, respectively, ending June 30, 2006 from 90% and 90% versus the comparable periods in 2005.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased to $175,191 and $396,482 in the three and six month periods, respectively, ending June 30, 2006 from $110,044 and $228,600 in the corresponding 2005 periods. The three and six month increases were $65,147 and $167,882, or 59% and 73% increases, respectively, over the same 2005 periods. These increases were primarily due to increased spending on clinical trials and increased legal expenses related to keeping existing U.S. and foreign patents in force and reviewing new products for patent protection.

Selling and marketing expenses increased to $271,246 and $449,331 in the three and six month periods, respectively, ending June 30, 2006 from $158,493 and $282,543 in the corresponding 2005 periods. The three and six month increases were $112,753 and $166,788, or 71% and 59% increases, respectively, over the same 2005 periods. The increases resulted mainly from increased salaries and employee benefits, as well as incremental operating costs, related to the hiring of two new marketing employees. Additional marketing costs are also attributable to engagement of a public relations firm, and the expenses related to the development of a new product, Nurigene™, a proprietary skin care line utilizing creatine that we seek to distribute on our website and through television home shopping channels. We anticipate that we will begin to market Nurigene during the first quarter of 2007.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. Total general and administrative expenses increased to $628,366 in the three months ending June 30, 2006 from $395,963 in 2005. This represents an increase of $232,403 or 59% versus the corresponding 2005 period. The primary reason for the increase in 2006 compared to 2005 was an increase in legal and accounting fees associated with the Company being publicly held.

Total general and administrative expenses decreased to $1,094,881 in the six months ending June 30, 2006 from $1,119,468 in the corresponding 2005 period. This represents a decrease of $24,587 versus the corresponding 2005 period. The primary reason for the decrease in 2006 compared to 2005 was a decrease in non-cash stock compensation expense during 2006 vs the comparable six month period in 2005.

Interest expense increased to $417,887 and $416,377 in the three and six month periods, respectively, ending June 30, 2006 from $16,285 and $16,972 in the corresponding 2005 periods. The three and six month increases were $401,602 and $399,405, respectively, over the same 2005 periods. The Company accounted for the features of the warrant under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The company recorded Non-cash interest expense of $148,643 during the six months ended June 30, 2006 to amortize the value of the commitment fee; an additional Non-cash interest expense charge of $263,336 to expense the beneficial conversion feature of the Biotechnology Ventures note

The Company also recorded a $267,512 charge during the three months ended June 30, 2006 to mark the warrant liability associated with the convertible promissory note to market at June 30, 2006.

Liquidity and Capital Resources—Six months ended June 30, 2006 and 2005

At June 30, 2006, we had available cash of $223,265 compared to $ 619,042 at December 31, 2005 and $2,738 at June 30, 2005. As further described in Note 7 to the financial statements, the Company entered into a convertible promissory note in the amount of up to $2,000,000 (two million dollars) with The Biotechnology Ventures (III) Capital Trust on April 21, 2006. As of June 30, 2006, we have received proceeds of $400,000 from this note.

Cash used in operations was $795,777 for the six months ended June 30, 2006, compared with $266,259 for the same period in 2005. This increase in negative cash flow of $529,518 was primarily caused by a significant increase in cash operating expenses, as described above. For the six months ended June 30, 2006 versus the same period in 2005, research and development expenses increased by $167,882 and sales and marketing expenses increased by $166,788. Although general and administrative expenses in total decreased by $24,587 in the six months ended June 30, 2006 compared to the same period in 2005, $527,434 of that decrease was attributable to reduced non-cash stock compensation expense in 2006. All other general and administrative expenses increased by $502,847 in the six months ended June 30, 2006 versus the same period in 2005.

Cash provided by financing activities for the six months ended June 30, 2006 was $400,000 compared with $179,241 for the same period in 2005.

Working Capital. Negative working capital increased by $1,297,923 to $1,372,169 at June 30, 2006, from $74,246 at December 31, 2005. The increase in negative working capital was primarily due to our increased cash operating expenses as described above.

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

Failure to consummate additional financing such as additional draws on the Company’s convertible promissory note or raise additional capital would likely force the Company to curtail operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Material Off-Balance Sheet Arrangements

The Company has no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2006 are effective in controlling and reporting the financial results of the Company’s operations, except as discussed below. However, the closing process for the quarter ended June 30, 2006 and the limited review performed by our independent registered public accounting firm, did identify several material adjustments primarily related to the company’s recent financing completed during the quarter involving the complex accounting treatment associated with the implementation of EITF 00-19 for warrant accounting. The Company believes the adjustments stem from the complexity of the EITF 00-19 accounting, the Company’s recent status as a public company and ongoing capital constraints. The Company intends to engage additional independent professional accounting support to augment its existing part time financial staff and improve internal controls.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY

On April 21, 2006, the Company issued a convertible promissory note in the amount of up to two million dollars to The Biotechnology Ventures (III) Capital Trust (the “Investor”). Pursuant to the note, the Company can draw down funds in multiples of $200,000 dollars. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company at a conversion rate of $3.00 per share, subject to adjustment. The note bears interest at a rate of 8% and matures on March 31, 2009.

Pursuant to the note, the Company issued a warrant to the Investor on May 10, 2006 to purchase up to 666,667 shares of Common Stock at an exercise price of $3.00 per share, subject to adjustment, at any time prior to the close of business on April 20, 2009. The exercise price and the number of shares of common stock issuable upon the exercise of the warrant is subject to adjustments in case of a stock dividend, stock split, recapitalization, merger or other similar transaction to which the Company is a party.

Upon director from the Investor, on July 6, 2006, the Company cancelled the warrant it issued to the Investor and issued a warrant with the same terms to the Investor’s designee, Doane, Phillips, Young LLP (in trust).

The issuance of unregistered securities to the Investor, and later to the Investor’s designee, were exempt from registration under Section 4(2) of the Securities Act. The investors had access to sufficient information regarding the Company so as to make an informed investment decision. Based upon representations made by the investors, the Company had a reasonable basis to believe that each investor was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company’s securities. The Company did not engage in any advertising or general solicitation in connection with this sale.

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

Avicena Group, Inc.

Date: August 21, 2006	/s/ Mike Sullivan
Mike Sullivan Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 21, 2006	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli Chief Executive Officer (Principal Executive Officer)