Form 10QSB
period 2006-09-30
Avicena Group, Inc.
filed 2006-11-20
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2006:

Common Stock, par value $0.001	51,082,616 shares outstanding

Transitional small business disclosure format:    YES  ☐    NO  ☒

Avicena Group, Inc.

Quarter Ended September 30, 2006

Table of Contents

Page

PART I – FINANCIAL INFORMATION	3
Item 1. Unaudited Financial Statements	3
Condensed Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005	4
Condensed Statements of Operations – three-month periods ending September 30, 2006 and September 30, 2005 (unaudited) and nine-month periods ended September 30, 2006 and September 30, 2005 (unaudited)	5
Condensed Statement of Cash Flows – nine-month periods ended September 30, 2006 and September 30, 2005 (unaudited)	6
Condensed Statement of Changes in Stockholders’ Deficits – Nine-month period ending September 30, 2006 (unaudited)	7
Notes to Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Controls and Procedures	19
PART II – OTHER INFORMATION	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 6. Exhibits	20
Signatures	21

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Condensed Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,697	$619,042
Accounts receivable	51,825	59,036
Inventory	2,367	2,766
Prepaid expenses	42,873	101,357

Total current assets	191,762	782,201

Equipment, net	3,852	6,129

Deferred financing costs, net	1,938,732	—

Deposits	12,440	9,335

Total assets	$2,146,786	$797,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,699,247	$619,948
Accrued expenses	334,280	161,499
Note payable to a shareholder	75,000	75,000

Total current liabilities	2,108,527	856,447

Long term liabilities:
Note payable	800,000	—
Warrants	3,037,082	—

Total long term liabilities	3,837,082	—

Total liabilities	5,945,609	856,447

Commitments
Stockholders’ deficit:
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.001 par value, 100,000,000 shares authorized; 51,082,616 shares issued and outstanding	51,083	51,083
Additional paid-in capital	9,041,856	8,435,559
Stock subscription	37,850	—
Deferred compensation	—	(141,622)
Accumulated deficit	(12,929,612)	(8,403,802)

Total stockholders’ deficit	(3,798,823)	(58,782)

Total liabilities and stockholders’ deficit	$2,146,786	$797,665

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statements of Operations

Three and Nine months ended September 30, 2006 and 2005

(unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$132,190	$81,673	$312,937	$384,920

Cost of revenues	15,969	14,225	43,378	45,902

Gross margin	116,221	67,448	269,559	339,018

Research and development	343,605	84,310	740,086	312,909
Selling and marketing expenses	224,639	201,102	673,972	483,728
General and administrative expenses	514,472	326,089	1,609,352	1,445,474

	1,082,716	611,501	3,023,410	2,242,111

Loss from operations	(966,495)	(544,053)	(2,753,851)	(1,903,093)

Loss on change in fair value of warrants	(478,144)	—	(745,656)	—
Interest expense	(609,926)	(14,350)	(1,026,303)	(31,322)

Net loss	$(2,054,565)	$(558,403)	$(4,525,810)	$(1,934,415)

Net loss per common share-basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.10)

Weighted average common shares outstanding - basic and diluted	51,082,616	21,174,333	51,082,616	18,720,706

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statements of Cash Flows

(unaudited)

	Nine months ending
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(4,525,810)	$(1,934,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,277	2,904
Stock-based compensation expense	84,577	661,981
Amortization of deferred financing cost	344,003	—
Loss on change in fair value of warrants	745,656	—
Amortization of beneficial conversion feature	663,342	—
Investment banking fee to be paid in stock	37,850	—
Investment banking fee to be paid in warrants	8,691	—
Changes in assets and liabilities
Accounts receivable	7,211	(30,819)
Inventory	399	331
Other current assets	58,484	(37,231)
Accounts payable	1,079,299	953,083
Deposits	(3,105)	(4,000)
Accrued expenses	172,781	(4,817)

Net cash used in operating activities	(1,324,345)	(392,984)

Cash flows from investing activities
Purchases of equipment	—	(8,667)

Net cash used in investing activities	—	(8,667)

Cash flows from financing activities
Proceeds from issuances of common and preferred stock	—	129,650
Costs related to a planned issuance of securities	—	(605,367)
Exercise of stock options	—	10,000
Advances from stockholder	—	125,000
Increase in notes payable	800,000	650,000

Net cash provided by financing activities	800,000	309,283

Net decrease in cash and cash equivalents	(524,345)	(92,368)

Cash and cash equivalents, beginning of period	619,042	102,423

Cash and cash equivalents, end of period	$94,697	$10,055

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,984	$5,380

Income Taxes	$—	$—

Supplemental disclosure of noncash financing activities
Issuance of Common Stock for financial advisor fees	$—	$300,000

Commitment fee paid with warrants	$2,282,735	$—

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Condensed Statement of Changes in Stockholders’ Deficits

(Unaudited)

	Common		Additional Paid In Capital	Stock Subscription	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2005	51,082,616	$51,083	$8,435,559	$—	$(141,622)	$(8,403,802)	$(58,782)
Compensation expense associated with vesting of restricted stock and stock options	—	—	84,577	—	—	—	84,577
Reclassification of deferred compensation upon adoption of FAS 123(R)	—	—	(141,622)	—	141,622	—	—
Beneficial conversion feature of convertible note payable	—	—	663,342	—	—	—	663,342
Stock to be issued to investment banker	—	—	—	37,850	—	—	37,850
Net loss	—	—	—	—	—	(4,525,810)	(4,525,810)

Balance at September 30, 2006	51,082,616	$51,083	$9,041,856	$37,850	$—	$(12,929,612)	$(3,798,823)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements of Avicena Group, Inc. (the “Company”) are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2005. The unaudited financial statements, in our opinion, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of the operations and cash flows for the three and nine months ended September 30, 2006, and 2005. The results of the operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2005 financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional equity. The funding negotiations described in Note 1 to the December 31, 2005 financial statements were consummated as discussed more fully in Note 7, Convertible Promissory Note, below. Also, see Notes 8 and 9 for additional financing-related developments.

Certain prior period accounts have been reclassified to conform to current presentation.

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

The Company adopted the “Modified Prospective Application” (“MPA”) method, without restatement of prior interim periods, on January 1, 2006. Under the MPA method without restatement approach, the Company recognizes compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1996, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards.

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

The Company’s 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. The Company’s 1999 Plan also permits grant of shares of common stock, subject to the Company’s right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of September 30, 2006 and December 31, 2005, 3,434,067 shares remain available for future grants under the 1999 Plan.

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

As a result of adopting FAS 123(R), the Company recorded stock based compensation of $0 and $1,513 for the three and nine month periods ended September 30, 2006 for stock based awards to employees and directors. This represents an incremental charge of $0.00 per basic and diluted share for the three and nine months ended September 30, 2006 as compared to the Company’s previous method of accounting under APB 25. The calculated value of employee and director stock options was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4 – 4.23%, a volatility of 50%, an expected life of 5 – 10 years, and a dividend yield of 0% for the nine months ended September 30, 2005. The Company’s stock was approved for quotation on the Over-the-Counter Bulletin Board and began trading on March 24, 2006. Based on this short trading history, the Company determined the expected volatility based on public small company capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. The Company will re-evaluate this method as additional historical price data is obtained. No cash dividends have been declared on the Company’s common stock since the Company’s inception and the Company does not anticipate paying cash dividends over the expected term of the option. The expected term represents the weighted average period the option is expect to be outstanding. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option.

The weighted average fair value of options granted during the nine months ended September 30, 2005 was $0.07. No additional options were granted during the nine months ending September 30, 2006. All options outstanding at September 30, 2006 are fully vested.

The adoption of FAS 123(R) had no effect upon cash flow from operations.

Had compensation cost for the Company’s equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of FAS 123, the Company’s net loss and net loss per share for the nine-month period ended September 30, 2005, would have been as follows:

	Three Months	Nine Months
	Ended September 30, 2005
Net loss, as reported	$(558,403)	(1,934,416)
Equity-based compensation included in net loss, as reported	70,962	661,981
Equity-based compensation under FAS 123	(73,196)	(522,401)

Pro forma net loss	$(560,637)	(1,794,836)

Reported net loss per share:
Basic	$(0.03)	(0.10)
Diluted	$(0.03)	(0.10)

Pro forma net loss per share:
Basic	$(0.03)	(0.10)
Diluted	$(0.03)	(0.10)

No options were exercised during the nine month period ending September 30, 2006 or in the comparable period in 2005.

The effects of applying FAS 123(R) in this proforma disclosure are not indicative of future amounts. FAS 123(R) does not apply to awards before 1996 and additional awards in future years are anticipated.

Stock Options

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the nine month period ended September 30, 2006 is presented below:

	Number of Options	Weighed Average Exercise Price	Weighed Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	246,926	$.03	4.75	$8,283
Granted	0
Exercised	0
Canceled	0

Options outstanding at September 30, 2006	246,926	$.03	4.0	$1,470,633

Options exercisable at September 30, 2006	246,926	$.03	4.0	$1,470,633

There is no unrecognized compensation cost related to non-vested options, as all outstanding options have vested.

4. Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

	Number of Shares	Weighted average grant date fair value
Restricted stock nonvested at December 31, 2006	3,957,855	$0.14
Granted	0	$—
Vested	2,041,427	$0.14
Canceled	0	$—

Restricted stock nonvested at September 30, 2006	1,916,428	$0.14

Restricted stock vested at September 30, 2006	2,139,427	$0.14

The amount of stock compensation expense related to restricted stock amortized during the nine month period ended September 30, 2006 was $83,064. The unamortized portion, that is, the difference between the original deferred expense of $400,785 and the amortized portion recorded as an expense is now reflected on the equity section of the balance sheet as a reduction to additional paid-in capital. It is no longer classified as unearned compensation as a result of the adoption of FAS 123(R).

During the nine months ended September 30, 2006, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company.

5. Net Loss Per Share

The computation of basic and diluted loss per common share is based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, convertible debt and warrants.

Common stock equivalents (which during the three and nine months ended September 30, 2006 consisted of options to purchase 246,926 common shares, debt convertible into 266,666 common shares, warrants to purchase 666,667 common shares) were not considered in the computation of dilutive net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share.

6. Market for Registrant’s Common Equity and Related Stockholder Matters

The shares of common stock of The Avicena Group, Inc. commenced trading on the Over the Counter Bulletin Board (symbol AVGO) on March 24, 2006. No cash dividends were paid on common shares during 2005 or the nine months ending September 30, 2006.

7. Convertible Promissory Note

On April 21, 2006, the Company entered into a convertible promissory note in the amount of up to $2,000,000 dollars and a registration rights agreement with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). The Company received proceeds of $800,000 from the note as of September 30, 2006. As long as no default has occurred, the Company, upon providing the Investor seventy two hours notice, can draw down funds in multiples of $200,000. Draw downs may only be made if the Company’s cash balance is less than $300,000. However, the Investor also has the right to advance the full remaining available balance of the facility at any time, upon its sole discretion.

The note bears interest at 8% and matures on March 31, 2009. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company at a conversion rate of $3.00 per share, subject to adjustment in case of stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. Interest on the note which is due and payable quarterly, commencing on July 1, 2006, is also convertible into common stock at the election of the Investor. Interest has been accrued on the note. However, no interest has been paid as of September 30, 2006. The lender has informed the Company in writing that they have waived receipt of any interest due until such time as the Company has received external financing in excess of $5,000,000.

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

The Company accounted for the convertible notes in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” Accordingly, the Company recorded, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note, equal to $663,340. Debt discounts under these arrangements are recognized as interest expense though the date of earliest conversion. As the debt is immediately convertible, the Company recorded an interest charge of $663,340 during the nine months ended September 30, 2006.

The Company accounted for the features of the Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Because the registration rights agreement does not specify a settlement alternative if the Company is unable to register the underlying shares, the Company classified the Warrant as a liability. The Warrant was initially valued, using the Black-Scholes model, at $2,282,735. In accordance with EITF 00-19, the Warrant has been marked-to-market each reporting date. This mark-to-market resulted in recognition of unrealized loss of $745,656 during the nine months ended September 30, 2006.

The Warrant was issued to the Investor to secure a firm commitment to advance proceeds under the note. As a result, the fees paid were recorded as a deferred financing cost and are being amortized over the life of the note. The company recorded additional interest expense of $344,003 during the nine months ended September 30, 2006 to amortize the deferred financing cost.

During the nine months ended September 30, 2006, the Company also recorded a $37,850 investment banking fee to be paid in stock and an $8,691 investment banking fee to be paid in warrants.

8. Additional developments

On September 6, 2006, Mr. Joseph Galda submitted his resignation as a Director of the Company’s Board of Directors, effective immediately. The Company does not intend to fill the seat vacated by Mr. Galda until its next annual meeting of stockholders. Mr. Galda’s resignation was not the result of any disagreement with the registrant’s management. Mr. Galda served on the Company’s Audit Committee and also resigned as a member of the Audit Committee. Mr. Nasser Menhall, Chairman, has replaced Mr. Galda on the Audit Committee.

On September 22, 2006, Mr. Nasser Menhall, Chairman, loaned the Company $20,000. This non-interest bearing loan was repaid in full by the Company on September 29, 2006.

On September 20, 2006, the Company sent a letter to all of its stockholders except those whose shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form SB-2 which was declared effective by the Commission on November 14, 2005. This letter requested an extension of the contractual trading restriction to which the shares of the letter recipients are subject. This trading restriction is currently scheduled to expire on November 14, 2006. The Company indicated that it was still in the early stages of discussing the terms of a contemplated investment. Certain of those prospective investors informed the Company that, as a condition to their making the contemplated investment, those investors would require that all currently restricted shares owned by all Avicena stockholders whose shares are subject to the Merger Lock-Up (or such lesser amount those investors would determine in their sole discretion) continue to remain subject to transfer restrictions through June 30, 2007. As a result, the Company asked the letter recipients to agree to the extended lock-up at this time subject, however, to its possible nullification if at least a minimum $8 million amount of the contemplated investment is not received by November 10, 2006. As of the date of filing, the investment contemplated by the September 20, 2006 letter was not consummated.

9. Subsequent Events

On November 7, 2006, the Company sent a letter to those stockholders who agreed to the contractual trading restrictions requested by the company’s September 20, 2006 letter. This letter required an extension of the contractual trading restriction to which the shares of the letter recipients are subject. In the letter, the Company stated that it had been approached by prospective investors who were contemplating a cash investment in the Company. The letter further noted that certain of the prospective investors, as condition to their investment, required that all currently restricted shares owned by all Avicena stockholders whose shares are subject to the Merger Lock-Up (or such lesser amount those investors would determine in their sole discretion) continue to remain subject to transfer restrictions through June 30, 2007. As a result, the Company asked the letter recipients to agree to restrictions on transferring their Avicena stock through June 30, 2007. The results of this request are not yet known.

On November 17, 2006, the Company’s Board of Directors approved the issuance of a Private Placement Memorandum. This financing authorized the issuance of up to 3,500,000 units. Each unit consists of one share of the Company’s unregistered Convertible Preferred Stock, par value $0.001 per share, and a warrant to purchase one half share of the Company’s unregistered Common Stock at an exercise price of $7.00 per share. The units will be offered solely to a limited number of non-U.S. citizens in compliance with Regulation S. The Preferred Stock is senior to Common Stock in liquidation and dividend right. At any time between June 30, 2007 and December 31, 2009, a holder of Preferred Stock may demand conversion of such Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment. At any time after December 31, 2008, the Company may require the holder of Preferred Stock to select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. Each holder of Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of Preferred Stock, based on the value of $5.00 per share of Preferred Stock. To the extent funds are not legally available for such dividend, the dividend accumulates. During the period from January 1, 2010 to December 31, 2010, all holders of Preferred Stock must select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. The Preferred Stock has customary antidilution adjustments in the case of stock splits, stock dividends or recapitalizations. Holders of Preferred Stock have one vote for each Share and will vote together with the Common Stock as a single class, except to the extent that separate class voting is required by the Delaware General Corporation Law. Holders of Preferred Stock are entitled to appoint and elect one director to the Company’s Board of Directors. The Warrant may be exercised at any time until December 31, 2011. Any exercise of the Warrant must be for whole shares only, and the full exercise of $7.00 per share paid. The Warrant may not be exercised on a cashless basis. The exercise price of the Warrant and number of shares of Common Stock issuable upon exercise of the Warrant are subject to customary adjustment for payment of stock dividends and reclassification. The Company has reserved 1,750,000 shares of Common Stock for issuance upon exercise of the Warrants.

On November 13, 2006, the Company received $2,000,000 as the gross proceeds of the Series A financing. The Company expects to issue 400,000 shares of unregistered Series A Convertible Preferred Stock to overseas investors at a price of $5.00 per share. The Company also expects to issue a warrant to the investors to purchase 200,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. As part of the financing, the Company is obligated to pay BMG Financial Advisors, an investment advisor, the sum of $160,000 for selling commissions related to the sale. The net proceeds to the Company from the round of financing are $1,840,000.

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

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2006, we had an accumulated deficit of $12,929,612. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — Three and Nine months ended September 30, 2006 and 2005

Our revenues increased to $132,190 in the three month period ending September 30, 2006 from $81,673 in the corresponding 2005 period. The three month increase was $50,517, or 62% over the same 2005 period. This increase was primarily due to strong demand by Estée Lauder (EL).

Our revenues decreased to $312,937 in the nine month period ending September 30, 2006 from $384,920 in the corresponding 2005 period. The nine month decrease was $71,983, or 19% over the same 2005 period. This decrease was primarily due to lower demand by Estée Lauder (EL) earlier in the year, a trend which was reversed during the most recent three month period.

Our cost of revenues increased to $15,969 in the three month period ending September 30, 2006 from $14,225 in the corresponding 2005 period. This $1,744 or 12% increase occurred because many of our costs of revenue such as warehousing are semi-fixed. For the nine month period ending September 30, 2006, our cost of revenue decreased to $43,378. This represents a decrease of $2,524 or 6% from the corresponding 2005 period figure of $45,902.

As a result of the higher revenues, our gross margin increased to 88% in the three month period ending September 30, 2006 from 83% versus the comparable period in 2005. However, our gross margin decreased to 86% in the nine month period ending September 30, 2006 from 88% in the comparable period in 2005, as a result of the lower revenues.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased to $343,605 and $740,086 in the three and nine month periods, respectively, ending September 30, 2006 from $84,310 and $312,909 in the corresponding 2005 periods. The three and nine month increases were $259,295 and $427,177, or 308% and 137% increases, respectively, over the same 2005 periods. These increases were primarily due to increased spending on clinical trials and increased legal expenses related to keeping existing U.S. and foreign patents in force and reviewing new products for patent protection.

Selling and marketing expenses increased to $224,639 and $673,972 in the three and nine month periods, respectively, ending September 30, 2006 from $201,102 and $483,728 in the corresponding 2005 periods. The three and nine month increases were $23,537 and $190,244, or 12% and 39% increases, respectively, over the same 2005 periods. The increases resulted mainly from increased salaries and employee benefits, as well as incremental operating costs, related to the hiring of two new marketing employees. Additional marketing costs are also attributable to engagement of a public relations firm, and the expenses related to the development of a new product, Nurigene™, a proprietary skin care line utilizing creatine that we seek to distribute on our website and through television home shopping channels.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. Total general and administrative expenses increased to $514,472 in the three months ending September 30, 2006 from $326,089 in 2005. This represents an increase of $188,383 or 58% versus the corresponding 2005 period. The primary reason for the increase in 2006 compared to 2005 was an increase in legal and accounting fees associated with the Company being publicly held.

Total general and administrative expenses increased to $1,609,352 in the nine months ending September 30, 2006 from $1,445,474 in the corresponding 2005 period. This represents an increase of $163,878 or 11% versus the corresponding 2005 period. The primary reason for the increase in 2006 compared to 2005 was the increased legal and accounting costs associated with the Company being publicly held.

Net interest expense increased to $609,926 and $1,026,303 in the three and nine month periods, respectively, ending September 30, 2006 from $14,350 and $31,322 in the corresponding 2005 periods. The three and nine month increases were $595,576 and $994,981, respectively, over the same 2005 periods. The Company accounted for the features of the warrant under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The company recorded Non-cash interest expense of $344,003 during the nine months ended September 30, 2006 to amortize the value of the commitment fee; an additional Non-cash interest expense charge of $663,342 to expense the beneficial conversion feature of the Biotechnology Ventures note.

The Company also recorded a $478,144 charge during the three months ended September 30, 2006 to mark the warrant liability associated with the convertible promissory note to market at September 30, 2006. During the nine month period ending September 30, 2006, the Company recorded a $745,656 charge for such costs.

Liquidity and Capital Resources — Nine months ended September 30, 2006 and 2005

At September 30, 2006, we had available cash of $94,697 compared to $619,042 at December 31, 2005 and $10,055 at September 30, 2005. As further described in Note 7 to the financial statements, the Company entered into a convertible promissory note in the amount of up to $2,000,000 with The Biotechnology Ventures (III) Capital Trust on April 21, 2006. As of September 30, 2006, we have received proceeds of $800,000 from this note.

Cash used in operations was $1,324,345 for the nine months ended September 30, 2006, compared with $392,984 for the same period in 2005. This increase in negative cash flow of $931,361 was primarily caused by a significant increase in cash operating expenses, as described above. For the nine months ended September 30, 2006 versus the same period in 2005, research and development expenses increased by $427,177 and sales and marketing expenses increased by $190,244 and general and administrative expenses increased by $163,878.

Cash provided by financing activities for the nine months ended September 30, 2006 was $800,000 compared with $309,283 for the same period in 2005.

Working Capital. Negative working capital increased by $1,842,519 to $1,916,765 at September 30, 2006, from $74,246 at December 31, 2005. The increase in negative working capital was primarily due to our increased cash operating expenses as described above.

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

We believe our cash and cash equivalents of $1,091,807 as of November 20, 2006 are only sufficient to fund our operations through January 31, 2007. Our ability to continue operations after January 2007 depends on our ability to arrange additional funding or make alternative arrangements to fund our operations. As the Company’s Convertible Promissory Note (as more fully described in Note 7 to the condensed consolidated financial statements) does not allow it to draw additional advances unless the Company’s cash balance is less than $300,000, we do not anticipate receiving any additional proceeds from the note in the near future.

Risk Factors

Except as set forth below, there is no material change to the risk factors included in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

We will likely need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, development and commercialization efforts and administrative operations.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until one or more of our drug products have obtained approval from the United States Food and Drug Administration (FDA), we are unlikely to be profitable. We believe that, upon the closing of the offering described in the private placement memorandum discussed in Section 9 of the notes to the financial statements, we will have sufficient capital resources to fund our anticipated operational working capital requirements through at least January 31, 2007, despite being required to spend a substantial portion of the proceeds of the Private Placement to pay down our accounts payable and fund a Clinical Trial at a major CRO. Consequently, we will require substantial additional capital to develop new product candidates, conduct clinical tests, obtain regulatory FDA approval, and commercialize our products, as well as provide working capital for 2007. We intend to seek additional capital in 2007 either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

Subsequent Event

On November 17, 2006, the Company’s Board of Directors approved the issuance of a Private Placement Memorandum. This financing authorized the issuance of up to 3,500,000 units. Each unit consists of one share of the Company’s unregistered Convertible Preferred Stock, par value $0.001 per share, and a warrant to purchase one half share of the Company’s unregistered Common Stock at an exercise price of $7.00 per share. The units will be offered solely to a limited number of non-U.S. citizens in compliance with Regulation S. The Preferred Stock is senior to Common Stock in liquidation and dividend right. At any time between June 30, 2007 and December 31, 2009, a holder of Preferred Stock may demand conversion of such Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment. At any time after December 31, 2008, the Company may require the holder of Preferred Stock to select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. Each holder of Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of Preferred Stock, based on the value of $5.00 per share of Preferred Stock. To the extent funds are not legally available for such dividend, the dividend accumulates. During the period from January 1, 2010 to December 31, 2010, all holders of Preferred Stock must select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. The Preferred Stock has customary antidilution adjustments in the case of stock splits, stock dividends or recapitalizations. Holders of Preferred Stock have one vote for each Share and will vote together with the Common Stock as a single class, except to the extent that separate class voting is required by the Delaware General Corporation Law. Holders of Preferred Stock are entitled to appoint and elect one director to the Company’s Board of Directors. The Warrant may be exercised at any time until December 31, 2011. Any exercise of the Warrant must be for whole shares only, and the full exercise of $7.00 per share paid. The Warrant may not be exercised on a cashless basis. The exercise price of the Warrant and number of shares of Common Stock issuable upon exercise of the Warrant are subject to customary adjustment for payment of stock dividends and reclassification. The Company has reserved 1,750,000 shares of Common Stock for issuance upon exercise of the Warrants.

On November 13, 2006, the Company received $2,000,000 as the gross proceeds of the Series A financing. The Company expects to issue 400,000 shares of unregistered Series A Convertible Preferred Stock to overseas investors at a price of $5.00 per share. The Company also expects to issue a warrant to the investors to purchase 200,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. As part of the financing, the Company is obligated to pay BMG Financial Advisors, an investment advisor, the sum of $160,000 for selling commissions related to the sale. The net proceeds to the Company from the round of financing are $1,840,000.

Material Off-Balance Sheet Arrangements

The Company has no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (its principal executive officer and principal accounting and financial officer), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2006 are effective in controlling and reporting the financial results of the Company’s operations.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY

Upon direction from The Biotechnology Ventures (III) Capital Trust, on July 6, 2006, the Company cancelled the warrant it issued on May 10, 2006 to such investor to purchase up to 666,667 shares of Common Stock and issued a warrant with the same terms to such investor’s designee, Doane, Phillips, Young LLP (in trust).

The issuance of unregistered securities to the investor’s designee, was exempt from registration under Section 4(2) of the Securities Act. The investors had access to sufficient information regarding the Company so as to make an informed investment decision. Based upon representations made by the investors, the Company had a reasonable basis to believe that each investor was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company’s securities. The Company did not engage in any advertising or general solicitation in connection with this sale.

ITEM 6. EXHIBITS

3	Certificate of Designation of the Registrant filed with Delaware Secretary of State on November 17, 2006.

10	Form of Securities Purchase Agreement entered into by Registrant and Amana Ltd. on November 17, 2006.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 20, 2006

31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 20, 2006.

32	Rule 13a-14(b) Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 20, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avicena Group, Inc.

Date: November 20, 2006	/s/ Mike Sullivan
Mike Sullivan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 20, 2006	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli
Chief Executive Officer
(Principal Executive Officer)