Form 10KSB
period 2006-12-31
Avicena Group, Inc.
filed 2007-05-11
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State issuer’s revenues for its most recent fiscal year: $374,952

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $255,530,872 based on the last price at which the shares were sold on April 2, 2007 of $5.01 per share.

As of April 2, 2007, the registrant had 51,004,166 shares of Common Stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

PART I

Avicena® and NEOtine® are registered trademarks, and PURE ENERGY™, PURE ENERGY FOR HEALTHY SKIN™ and Nurigene™, are trademarks, of the Company. All other trademarks, service marks and trade names referred to in this Form 10-KSB are the property of their respective owners.

Item 1.	Description of Business

We are a late-stage biotechnology company which seeks to develop and commercialize distinctive drug, cosmetic and nutritional products that deliver value by improving the lives of patients by regulating critical energy processes which occur within cells. We are currently licensing cosmeceutical products and selling a nutraceutical product. While none of our drug candidates have yet been approved for commercial sale, we have two products in Phase III trials, one product in Phase II trials and one product in Phase I trials.

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

As of December 31, 2006, we owned or co-owned six issued patents in the U.S. and had twenty patent applications pending. We owned twelve issued patents in foreign countries and had fifteen patent applications pending, all of which we filed ourselves.

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

Selling cosmeceutical products allows us to partially fund the development of our orphan drug products. In 2000, we contracted with Estée Lauder (EL) to supply them with a cosmeceutical agent, based on our patented formulation. In that contract, we granted EL an exclusive worldwide license to include creatine in its products for those uses protected by our patents. Under the agreement, EL must purchase all creatine for uses protected by our patents exclusively from us. EL now includes the ingredient in many of its prestige anti-aging skin-care product lines. In addition to EL, another cosmetic company is currently evaluating several of our second-generation compounds for inclusion in its anti-aging products. We are also in discussions with a distributor of specialty cosmetic ingredients to supply them with cosmeceutical agents which they would distribute to other cosmeceutical companies. The products are protected by our use patents and will be sold under our brand names. We have also developed our own branded line of products, called Nurigene™, which will include patent produced ingredients, using Avicena’s “Advanced Skin Nourishment” ASN technology.

Develop Orphan Drug Products.

We are focusing our current research efforts on drugs to treat orphan diseases, principally in the area of neurology, because the government offers market protection to drugs to treat such diseases. We currently have two pharmaceutical product candidates in Phase III trials, one pharmaceutical product candidate that has completed Phase II trials and will be entering Phase III trial and one pharmaceutical product candidate in a Phase I trial. We expect to begin benefiting from these product candidates if and when we receive FDA approval of the related New Drug Applications following completion of all necessary clinical trials.

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

We currently have two pharmaceutical product candidates in Phase III trials, one pharmaceutical product candidate that has completed Phase II trial and will enter Phase III trial and one pharmaceutical product candidate in a Phase I trial, and expect to begin benefiting from these product candidates if and when we receive FDA approval. While it is impossible to know if and when these projects will produce positive trial data, receive FDA-approval and be successfully commercialized, we hope to begin generating revenue from our drug product now in Phase III trials in 2010. However, if the FDA requires confirmatory data from a second Phase III trial, we would not expect to benefit from this drug product until 2012. Too many outstanding variables – including the availability of trial subjects, the ability of research institutions and investigators to perform their obligations in a timely fashion, the interpretation of trial results and the receipt of orphan drug designations – prevent us from determining when we can expect to generate revenue from our product candidates in Phase II and I trials.

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

Under our standard trial agreements, Avicena and its research institution collaborator agree to study the effectiveness of a certain compound for which use Avicena holds a patent. Funding comes from an outside agency, for example the NIH, ALS Association, Muscular Dystrophy Association. In general, the research institution provides the laboratory facilities and personnel, the funding agency provides funding for the trial, and Avicena provides drugs and sometimes cash support. Further, while the research institutions usually own the data resulting from the study, they also allow Avicena to use the data generated from the study for FDA submission.

We are currently participating in five trials (all of which concern neurodegenerative or neuromuscular diseases) and have participated in fifteen prior trials in multiple locations involving over 30 institutions, in which substrates of CK are or were administered to patients with neurodegenerative diseases (Parkinson’s Disease in addition to Amyotrophic Lateral Sclerosis (ALS), Huntington’s Disease and Creatine Transporter Defect (CTD), neuromuscular diseases (Duchenne Muscular Dystrophy (DMD), Charcot-Marie-Tooth Disease (CMT), Friedrich’s Ataxia and mitochondrial disorders) and recovery from surgery or experiencing a loss of muscle strength (aging, total joint anthroplasty and post-polio syndrome). The following chart summarizes certain information about Avicena’s currently pending trials:

Disease	Nature of Project	Principal Investigator and Academic Affiliation	Avicena Involvement or Contribution*	Status as of 3/1/07 and date trial stated	Expected date of trial completion

ALS	Phase II Futility Study of AL-08 with minocycline vs. AL-08 with Cox II inhibitor	Paul Gordon, Columbia University	One-time payment of $35,000 for the trial and provide AL-08	In Progress. Began July 2006	Data will be available Q3 2008

Huntington’s Disease	Open Label Study of HD-02	Steven Hersch, Massachusetts General Hospital	Provide HD-02	In Progress.	Data will be available Q2 2008

Huntington’s Disease	Phase II Study involving Presymptomatic Patients	Steven Hersch, Massachusetts General Hospital	Provide HD-02 and Placebo	Will Start March 2007	Data will be available Q2 2009

Bioequivalency Study	Comparing CT-09, CT-02 and placebo	Mark Tarnopolsky, McMaster University	One time payment of $80,000 and provide CT-09, CT-02 and placebo	In progress. Began March 2006.	Q2 2007

Parkinson’s Disease	Phase III study involving PD-02 vs placebo	Karl Kieburtz, University of Rochester	Provide PD-02 and placebo	In progress Began March 2007	Data will be available 2012

Chronic Toxicology Study	Preclinical study involving PD-02 and HD-02	Charles River Labs	Provide PD-02/Hd-02	Started December 2006	Data will be available Q2 2008

*	In each trial, Avicena grants the research institution a license to study the patented use.

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

Orphan Drugs to treat ALS. In February 2002, the FDA granted us orphan drug designation for our product “AL-02” to treat ALS. We participated in a pilot trial to access the safety and effectiveness of a multi-drug combination (AV-05) to treat ALS. The first phase of the pilot trial was completed in November 2005. Dr. Jeffrey Rosenfeld, the lead investigator of the pilot trial, is currently planning a larger-scale Phase II trial with the same AV-05 compound. In addition, in December 2005, we completed a Phase III study led by the Carolinas ALS Center in Charlotte, NC. This study consisted of over 100 patients over ten sites. The data is being evaluated and is expected to be published in 2007. The study showed no difference in two prespecified efficacy endpoints but showed positive trend towards decreased mortality and increased survival. The plan is to run a dose escalation study in 2007 and repeat the Phase III with a higher dose and to use survival as an end-point. We are also working with Dr. Paul Gordon of Columbia University to conduct a Phase II combination study. The study, which utilizes combinations involving AL-08. The study started in July 2006 and is expected to end in 2008.

Orphan Drugs to treat Huntington’s Disease. In October 2005, the FDA granted us orphan drug designation for our product, “HD-02”, to treat Huntington’s Disease. Following two clinical studies on treating Huntington’s Disease with HD-02, one at Cornell Medical Center and one at Katholieke Universiteit Leuven in Belgium, Dr. Steven Hersch of Massachusetts General Hospital led a larger scale, multi-center Phase II trial, which was completed in December 2003. The study results showed that the patients tolerated the therapeutic dose well. Further, magnetic resonance imaging (MRI) showed that the brain creatine level of the patients was dramatically increased after the study while oxidative marker, which is a measure of oxidative injury, was reduced. Following the positive results of the Phase II safety and efficacy study, Dr. Hersch did a dose-escalating study amongst 10 HD patients. The objective was to determine the maximum tolerated dose, the most effective dose and whether there is corresponding effect on the oxidative marker. We were able to determine the most effective dose with a corresponding reduction in oxidative marker. In fact, MRI showed reduction in cortical thinning in the frontal lobe. After this dose escalation study, we kept the same 10 patients at the most effective dose for a year in an open label study. We will continue this open label study for a second year. The objective was to determine if there are any adverse effects and whether morphometric MRI could be used to follow disease progression by way of cortical thinning. There were no serious side-effects. In fact, HD-02 was able to reduce the rate of disease progression, through measurement of rate of cortical thinning, by about 30% over the course of the year. In March 2006, we presented the results of the Phase II safety and tolerability, our dose escalation study and open label study to the FDA and discussed our proposed protocol for a Phase III study. The FDA has agreed to the Phase III protocol but wanted us to start the chronic toxicology study prior to patient enrollment. We are currently conducting the chronic toxicology study. We anticipate the Phase III Huntington’s study to commence at the end of 2007 or beginning of 2008.

PD-02 for Parkinson’s Disease. About one million individuals in the U.S. suffer from Parkinson’s Disease. The average age of onset is 50+. The disease, caused by dopamine insufficiency, is characterized by progressive rigidity, bradykinesia (abnormal slowness of movement) and tremor. It is currently treated with Levodopa, but drug resistance increases over time. In Parkinson’s Disease, there is a loss of or damage to the dopamine-producing cells in a portion of the brain called the substantia nigra. Dopamine enables smooth, coordinated function of the body’s muscles and movement. Patients also exhibit widespread increases in oxidative damage in the brain.

A pre-clinical study suggested that AV-01, AV-02 and AV-06 might be a useful protector against Parkinson’s Disease. Following that study, Dr. Karl Kieburtz at the University of Rochester conducted a multi-center, double-blind, futility study comparing the impact of PD-02 or minocycline on the progression of Parkinson’s Disease against placebo using the Unified Parkinson’s Disease Rating Scale. PD-02 had a more significant effect on UPDRS (total and motor scores) and was also better tolerated. The results were published in the March issue of the medical journal Neurology. We discussed these results with the FDA in April 2006 and proposed Phase III protocol with the FDA. The trial to explore the efficacy of AV-02 to slow the progression of Parkinson’s disease started in March 2007.

Orphan Drugs to treat CTD. We have developed a clinical program, in collaboration with the University of Cincinnati, to support the development of orphan drugs for creatine transporter defect. This disease was discovered only recently, in a small number of patients with severe expressive and cognitive delays. These patients have a defect in a specific creatine transporter gene. If the estimated incidence rate of around 2.1% of all X-linked mentally retarded patients is confirmed, this will be the second most common cause of X-linked mental retardation. We are participating in a Phase I trial, which started in February 2003, to assess the ability of creatine supplementation to restore normal levels of creatine in the central nervous system and improve cognition of the affected patients. This trial is open-ended. We are also conducting a larger scale effort to screen for the defect among mentally retarded persons and autistic children. This screening study began in the fourth quarter of 2004. We found several hits in the autism data base. We will be doing more tests on the patients. The results of the screening study will be presented at the annual pediatrics neurology meeting in May 2007.

The female carriers (mothers and sisters of the index patients) have partially defective transporters, allowing only partial transport of creatine into the carriers’ brains, as a result of which the carriers suffer lower cognitive function than normal patients, but higher than the index patients. We started a bioequivalency study comparing CT-09 vs CT-02. This study is conducted by Mark Tarnopolsky at McMaster University. The end-points include blood, urine, brain and muscle creatine levels as well as safety and tolerability. This study is expected to complete in March 2007. Upon completion of this bioequivalency study, we will begin a dose-escalating study for the carriers to determine the optimum doses of CT-09 or CT-02. We anticipate that the study will begin in the third quarter of 2007. Upon completion of the dose escalation study, we intend to begin a Phase I/II study involving these carriers to evaluate the efficacy on cognitive function of supplementing with creatine and its analogs, including CT-09. If this study generates successful results, we will apply for orphan drug designation for the product for treating the female carriers and begin to plan for a Phase III study to start in 2008.

To develop analogous therapies for the male index patients, an animal model was needed to screen new therapies. Our collaborators at the University of Cincinnati, who received funding from the U.S. National Institute of Health, are currently developing such a model. We anticipate that this model will be completed by mid-2007.

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

Patents

At December 31, 2006, we owned, solely or jointly, rights in six issued U.S. patents and an additional twenty pending patent applications in the United States, with twelve corresponding issued patents and fifteen corresponding patent applications in foreign countries. In cases where we own patents or patent applications jointly with a third party, the third party co-owner has granted Avicena an exclusive worldwide, royalty-bearing license to its rights under the jointly owned patents. The following chart summarizes our portfolio of issued U.S. Patents. Pending patent applications are excluded from the chart.

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

Trademarks

We also protect our intellectual property rights by marketing our products under the registered trademarks NEOtine and Avicena. We have applied for federal trademark registration for our trademarks PURE ENERGY, PURE ENERGY FOR THE HEALTHY SKIN and Nurigene.

General

We cannot guaranty or otherwise assure investors that our pending patent applications will result in issued patents, that any of our issued patents will afford protection against a competitor, or that any patents issued or licensed to us could not be challenged, invalidated or circumvented by others. Further, the patent position of biotechnology firms generally is highly uncertain throughout the world, involving complex legal and factual questions. Since patent applications in the United States are maintained in secrecy for a period of time after their filing, and since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months or even years, we cannot be certain that others have not filed patent applications directed toward inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. We also cannot assure you that any application of our technologies will not infringe patents or proprietary rights of others or that, if we need licenses of proprietary rights of others, we will be able to obtain those licenses on reasonable terms. Furthermore, it is also possible that other parties may challenge the validity or enforceability of any patent owned or licensed by us, and such challenges may be successful or we may lack financial resources to defend against any such challenge. We do not know the extent to which Avicena or our licensees may be required to obtain licenses under other proprietary rights, or the cost and the availability of such licenses.

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

We require each of our employees, consultants, and advisors to execute a confidentiality agreement and an invention agreement upon the commencement of an employment or consulting relationship with us. The employee agreements generally provide that all inventions conceived by the individual and all confidential or proprietary technology, including information and materials, developed or made known to the individual during the term of the relationship shall be our exclusive property, and shall be kept confidential and not disclosed to third parties except under specified circumstances. The terms of ownership of inventions by consultants and advisors varies depending primarily upon the policies of the academic and other institutions with which the consultants and advisors are associated.

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

We have developed second and third generation ingredients, using Avicena’s “Advanced Skin Nourishment” ASN technology. We are in discussion with several cosmetic companies and international distributors of specialty cosmetic ingredients regarding worldwide distribution of our creatine formulations for inclusion in skin care applications.

We have also developed Nurigene™ with a focus in therapeutic benefits. Nurigene™ has tested very well in the clinic and in consumer use tests. We are actively looking for a partner to market this line. Channels could be multi-level marketing, spas and specialty stores. Commercial products are expected to be available in June 2007.

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

Marketing

Given our current focus on clinical research and the development and protection of intellectual property, we have conducted only modest company and product marketing efforts in the past. However, in July 2006, we hired The Ruth Group, a public relations/ investor relations firm, to help us provide public and investor relations services. Our key marketing strategy has been to build awareness of and positive interest in Avicena among the scientific and biotech communities, strategic alliance partners, leading hospital and university research centers, national patient and research advocacy organizations, scientific opinion leaders, and health-involved consumers. Our secondary marketing objective has been to establish the business potential of our products, where possible, to demonstrate in-market proof of concept, such as for NEOtine and cosmeceutical ingredients, and thereby to increase their licensing or acquisition potential. We have implemented this strategy with NEOtine.

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

Employees

As of March 1, 2007, we had four full-time employees and two part-time employees, of whom four are involved in product development and two in operations. None of our employees are represented by a labor union. We consider our employee relations to be good.

Item 2.	Description of Property

Our executive offices consist of 1,500 square feet of office space located in at 228 Hamilton Avenue in Palo Alto, California. We lease the space for $13,078 per month under a lease agreement that expires on March 31, 2008.

Item 3.	Legal Proceedings

A lawsuit was filed against Avicena on or about December 14, 2006 in the Superior Court for the State of California, County of San Diego entitled, “Mitra Rebek and Julius Rebek v. Avicena Group, Inc., Belinda Tsao-Nivaggioli and Nasser Menhall”. In the lawsuit, the plaintiffs asserted claims for conversion, unjust enrichment and breach of fiduciary duty arising from their ownership of Avicena common stock. The plaintiffs allege that Avicena, Tsao-Nivaggioli and Menhall failed to remove certain restrictive legends from their Avicena Stock Certificates. A settlement of the matter has been reached and a dismissal of the case was filed on Tuesday May 8, 2007 by the plaintiff. The dismissal is expected to be completed by May 11, 2007.

A lawsuit was filed against Avicena by Akiva Gross, on or about January 5, 2007 in the Court of Chancery of the State of Delaware in New Castle County entitled “Akiva Gross v. Avicena Group Inc.” In the lawsuit, the plaintiff asserts a claim for breach of contract arising from his ownership of Avicena common stock. The plaintiff alleges that Avicena failed to remove certain restrictive legends from his stock certificate. A settlement of the matter has been reached and the case was dismissed on May 3, 2007.

The Company does expect any adverse financial impact from the resolution of the two lawsuits.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The shares of common stock of Avicena Group, Inc. commenced trading on the Over the Counter Bulletin Board (symbol AVGO) on March 24, 2006. The shares were not publicly traded during the year ended December 31, 2005. The following table sets forth the high and low bid prices for the common stock for the periods indicated as reported on the Over the Counter Bulletin Board:

Year Ended December 31, 2006	High	Low
First Quarter	$2.75	$2.75
Second Quarter	5.26	2.90
Third Quarter	6.05	5.40
Fourth Quarter	6.76	5.65

Since Over-the-Counter market quotations are provided, the quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of March 20, 2007, the Company’s common stock was held by 83 shareholders of record. The Company issued 900,000 shares of its Series A Redeemable Convertible Preferred Stock in the fourth quarter of 2006 and such shares were held by three investors as of December 31, 2006. See discussion of the changes in Preferred Stock in 2006 in Note 6, Redeemable Convertible Preferred Stock, to the Financial Statements for the period ending December 31, 2006.

Dividends

No cash dividends were paid on common shares during the years ended December 31, 2006 and 2005. We have not paid any cash dividends since our inception and do not foresee declaring any dividend on our common stock in the foreseeable future. The Series A Preferred Stock and newly credited Series B Preferred Stock (see Note 11, Subsequent Events) to the Company’s audited financial statements in Item 7 with respect to dividend rights, rank prior to the common stock which will limit the ability of the Company to declare dividends on the common stock in the future.

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

Our 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. Our 1999 Plan also permits grant of shares of common stock, subject to our right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of December 31, 2006, 3,476,067 shares remain available for future grants under the 1999 Plan.

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

The following table sets forth, as of December 31, 2006, information concerning shares authorized for issuance under the 1999 Plan:

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted- average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under the 1999 Plan (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders*	204,926	$.03	3,476,067

*	Avicena’s sole equity compensation plan has been approved by stockholders.

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

On November 17, 2006, the Company’s Board of Directors approved the issuance of a Private Placement Memorandum. This financing authorized the issuance of up to 3,500,000 units. Each unit consists of one share of the Company’s unregistered Redeemable Convertible Preferred Stock, par value $0.001 per share, and a warrant to purchase one half share of the Company’s unregistered Common Stock at an exercise price of $7.00 per share. The units will be offered solely to a limited number of non-U.S. citizens in compliance with Regulation S. The Preferred Stock is senior to Common Stock in liquidation and dividend right. At any time between June 30, 2007 and December 31, 2009, a holder of Preferred Stock may demand conversion of such Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment. At any time after December 31, 2008, the Company may require the holder of Preferred Stock to select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. Each holder of Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of Preferred Stock, based on the value of $5.00 per share of Preferred Stock. At December 31, 2006, $59,523 was accrued for Stock Dividends due to Series A Redeemable Convertible Preferred Stock holders. To the extent funds are not legally available for such dividend, the dividend accumulates. During the period from January 1, 2010 to December 31, 2010, all holders of Preferred Stock must select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. The Preferred Stock has customary antidilution adjustments in the case of stock splits, stock dividends or recapitalizations. Holders of Preferred Stock have one vote for each Share and will vote together with the Common Stock as a single class, except to the extent that separate class voting is required by the Delaware General Corporation Law. Holders of Preferred Stock are entitled to appoint and elect one director to the Company’s Board of Directors. The Warrant may be exercised at any time until December 31, 2011. Any exercise of the Warrant must be for whole shares only, and the full exercise of $7.00 per share paid. The Warrant may not be exercised on a cashless basis. The exercise price of the Warrant and number of shares of Common Stock issuable upon exercise of the Warrant are subject to customary adjustment for payment of stock dividends and reclassification. The Company has reserved 1,750,000 shares of Common Stock for issuance upon exercise of the Warrants.

On November 13, 2006, the Company received $2,000,000 as the gross proceeds of the Series A financing. The Company issued 400,000 shares of unregistered Series A Preferred Stock to a foreign investor at a price of $5.00 per share. The Company also issued a warrant to the investor to purchase 200,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. As part of the financing, the Company is obligated to pay BMG Financial Advisors, an investment advisor, the sum of $160,000 for selling commissions related to the sale. The Company also recorded legal fee issuance costs of $ 17,081 in conjunction with this round of financing. The net proceeds to the Company from this portion of the Series A financing are $1,822,919. The fair value of the Series A Preferred Stock and associated warrant was valued at $2,000,000. The warrant was valued at $914,278. The calculated value of warrant was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.62%, a volatility of 100%, a term of 5.13 years, and a dividend yield of 0% for the year ended December 31, 2006. The Series A Preferred Stock was recorded, less issuance costs of $177,081, at $908,641. The beneficial conversion feature associated with the Series A Preferred Stock was valued at $908,641 and recorded as a deemed discount.

On November 28, 2006, the Company received $1,500,000 as the net proceeds of the Series A financing. The Company issued 300,000 shares of unregistered Series A Preferred Stock to a foreign investor at a price of $5.00 per share. The Company also issued a warrant to the investor to purchase 150,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. The fair value of the Series A Preferred Stock and associated warrant was valued at $1,500,000. The warrant was valued at $649,689. The calculated value of warrant was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.62%, a volatility of 100%, a term of 5.00 years, and a dividend yield of 0% for the year ended December 31, 2006. The Series A Preferred Stock was recorded at $850,311. The beneficial conversion feature associated with the Series A Preferred Stock was valued at $693,337 and recorded as a deemed discount.

On November 29, 2006, the Company received $1,000,000 as the net proceeds of the Series A financing. The Company issued 200,000 shares of unregistered Series A Preferred Stock to a foreign investor at a price of $5.00 per share. The Company also issued a warrant to the investors to purchase 100,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. The fair value of the Series A Preferred Stock and associated warrant was valued at $1,000,000. The warrant was valued at $433,126. The calculated value of warrant was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.62%, a volatility of 100%, a term of 5.00 years, and a dividend yield of 0% for the year ended December 31, 2006. The Series A Preferred Stock was recorded at $566,874. The beneficial conversion feature associated with the Series A Preferred Stock was valued at $462,225 and recorded as a deemed discount.

Please refer to Note 11, Subsequent Events, to the Company’s audited financial statements in Item 7, regarding the Company’s agreement to sell additional unregistered Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) on March 30, 2007 and April 11, 2007.

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

For sales made pursuant to Regulation S, pursuant to the subscription, option or warrant agreement executed by the person acquiring the stock, option or warrant: (i) each securities purchaser certified that he, she or it was not a U.S. person, as defined in Rule 902(k) of the Securities Act and was not acquiring the securities for the account or benefit of any U.S. person; (ii) such security holder acknowledged that the securities may not be resold, unless pursuant to an effective registration statement under the Securities Act, or pursuant to an available exemption from registration under the Securities Act and agreed not to engage in hedging transactions unless in compliance with the Securities Act; and (iii) the stock certificates, or option or warrant agreements, as applicable, contained a legend restricting the sale of such securities until the Regulation S holding period is satisfied.

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

Purchases of Equity Securities by the Issuer

None

Other Stockholder Matters

On September 20, 2006, the Company sent a letter to all of its stockholders except those whose shares were registered with the Securities and Exchange Commission pursuant to a registration statement on Form SB-2 which was declared effective by the Commission on November 14, 2005. This letter requested an extension of the contractual trading restriction to which the shares of the letter recipients are subject. This trading restriction was scheduled to expire on November 14, 2006. The Company indicated that it was still in the early stages of discussing the terms of a contemplated investment. Certain of those prospective investors informed the Company that, as a condition to their making the contemplated investment, those investors would require that all currently restricted shares owned by all Avicena stockholders whose shares are subject to the Merger Lock-Up (or such lesser amount those investors would determine in their sole discretion) continue to remain subject to transfer restrictions through June 30, 2007. As a result, the Company asked the letter recipients to agree to the extended lock-up at this time subject, however, to its possible nullification if at least a minimum $8 million amount of the contemplated investment was not received by November 10, 2006. The investment contemplated by the September 20, 2006 letter was not consummated by November 7, 2006.

On November 7, 2006, the Company sent a letter to those stockholders who agreed to the contractual trading restrictions requested by the Company’s September 20, 2006 letter. This letter required an extension of the contractual trading restriction to which the shares of the letter recipients are subject. In the letter, the Company stated that it had been approached by prospective investors who were contemplating a cash investment in the Company. The letter further noted that certain of the prospective investors, as condition to their investment, required that all currently restricted shares owned by all Avicena stockholders whose shares are subject to the Merger Lock-Up (or such lesser amount those investors would determine in their sole discretion) continue to remain subject to transfer restrictions through June 30, 2007. As a result, the Company asked the letter recipients to agree to restrictions on transferring their Avicena stock through June 30, 2007. No responses were received to this letter.

The terms of both letters have lapsed and no further letters have been issued.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Registration Statement on Form SB-2 filed on November 14, 2005 and this Form 10-KSB. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and

Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Summary Financial Data

	Years Ended December 31,
	2006	2005	2004
Statements of Operations Data:
Revenues	374,952	477,199	298,540
Gross margin	324,455	421,724	251,571
Research and development	1,284,046	479,764	452,739
General and administrative, selling and marketing	2,621,389	2,695,269	584,373
Loss from operations	(3,580,980)	(2,753,309)	(785,541)

Net loss	(5,527,998)	(2,759,928)	(788,755)

Dividend and accretion of redeemable convertible preferred stock	(278,320)	0	0

Net loss attributable to common stock	(5,806,318)	(2,759,928)	(788,755)

Net loss per common share—basic and diluted	(0.11)	(0.12)	(0.19)

Weighted average number of shares of common stock outstanding	51,082,616	23,017,756	4,175,135

	As of December 31, 2006	As of December 31, 2005
	In dollars
Balance Sheet Data:
Cash and cash equivalents	1,105,899	619,042
Working capital surplus (deficit)	850,092	(74,246)
Total assets	2,981,166	797,665
Accumulated deficit	(13,931,800)	(8,403,802)
Stockholders’ deficit	(2,934,896)	(58,782)

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2006, we had an accumulated deficit of $13,931,800. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — 2006 compared to 2005

We currently generate revenue from the sale of proprietary cosmetic ingredient formulations to Estée Lauder (EL) and the direct sale of our branded creatine supplement product. Our revenues decreased by $102,247 in the year ending December 31, 2006 compared to 2005, from $477,199 in 2005 to $374,952 in the corresponding 2006 period. The decrease of 21% in 2006 over the same 2005 period was due entirely to lower unit sales created by lower demand by Estée Lauder (EL). Our cost of revenue decreased by $4,978 or 9% in the year ending December 31, 2006 compared to the similar period in 2005. As a result of our lower revenues, our gross margin of 87% for the year ending December 31, 2006 was lower than the 88% from the comparable period in 2005.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased by $804,282 in the year ending in 2006 when compared to 2005, from $479,764 in 2005 to $1,284,046 in 2006. This increase was due mainly to the initiation of a Chronic Toxocity clinical trial for Parkinson’s disease as well as an increase in legal expenses related to keeping existing U.S. and foreign patents in force, and reviewing new products for patent protection.

Selling and marketing expenses increased to $852,016 in the year periods of 2006 compared to $716,378 in 2005. The increase of $135,638 in the 2006 versus 2005 resulted mainly from increased salaries and employee benefits, as well as incremental operating costs, related to the hiring of two new marketing employees. Additional marketing costs are also attributable to our development of a new website, engagement of a public relations firm, and the expenses related to the launching of a new product.

General and administrative expense consists mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. General and administrative expenses decreased to $1,769,373 in the year ending December 31, 2006 from $1,978,891 in 2005. This represents a decrease of $209,518 or 11% versus 2005. The major decrease in 2006 compared to 2005 was primarily due to a decrease in non-cash compensation charges of $653,321 related to our decision to grant restricted stock awards and allowing all holders of stock options the right to exercise their options for common stock in a “cashless” exercise exchange. This decrease was partially offset by a $245,799 increase in accounting and investment banking fees, an $86,458 increase in travel expenses to pursue additional funding, a $55,756 increase in insurance costs, an increase of $35,793 in facilities expense, and a $23,346 increase in G & A salaries.

We did not have significant cash interest income or expense. However, during the year ended December 31, 2006, we recorded the following non-cash interest expense charges of $1,240,387 which primarily consists of: (1) $663,342 in beneficial conversion features associated with advances on the April 2006 convertible promissory note, (2) $539,363 in amortization of deferred financing costs associated with the warrant issued in conjunction with the April 2006 convertible promissory note, and (3) $26,222 of interest expense accrued for the convertible promissory note.

We also recorded non-cash charges of $715,470 during the year ended December 31, 2006 to reflect the change in the fair value of warrants issued in conjunction with our convertible promissory note in April 2006, warrants associated with investment banking fees, and warrants issued in conjunction with the issuance of our Series A Redeemable Convertible Preferred Stock in November 2006.

Results of Operations — 2005 compared to 2004

We currently generate revenue from the sale of proprietary cosmetic ingredient formulations to EL and the direct sale of our branded creatine supplement product. Our revenues increased by $178,659 in the year ending December 31, 2005 compared to 2004, from $298,540 in 2004 to $477,199 in the corresponding 2005 period. An increase of 60% in 2005 over the same 2004 period was due entirely to higher unit sales created by greater demand by Estée Lauder (EL). Our cost of revenue increased by $8,506 or only 18% in the year ending December 31, 2005 compared to the similar period in 2004. As a result of these higher revenues and continued low costs of revenue, some of which (e.g. warehousing) are semi-fixed, our gross margin increased to 88% in the year ending December 31, 2005 from 84% versus the comparable period in 2004.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased by $27,025 in the year ending December 31, 2005 when compared to 2004, from $452,739 in 2004 to $479,764 in 2005. This increase was due mainly to an increase in legal expenses related to keeping existing U.S. and foreign patents in force, filing a new Japanese patent application, and reviewing new products for patent protection.

Selling and marketing expenses increased to $716,378 in the year ending December 31, 2005 compared to $30,993 in 2004. The increase of $685,385 in the 2005 versus 2004 resulted mainly from increased salaries and employee benefits, as well as incremental operating costs, related to the hiring of two new marketing employees. Additional marketing costs are also attributable to our development of a new website, engagement of a public relations firm, and the expenses related to the launching of a new product.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. General and administrative expenses increased to $1,978,891 in the year ending December 31, 2005 from $553,380 in 2004. This represents an increase of $1,425,511 or 258% versus 2004. The major increase in 2005 compared to 2004 was primarily due to a (1) a non-cash compensation charge of approximately $470,000 related to our decision to allow all holders of stock options the right to exercise their options for common stock in a “cashless” exercise exchange; (2) a non-cash compensation charge of approximately $259,000 related to the issuance of restricted stock; (3) an increase of approximately $353,000 of corporate legal fees; (4) an increase of approximately $164,000 related to accounting and finance consultants; (5) a non-cash compensation charge of approximately $4,000 to reflect the value of stock options issued to consultants; (6) an increase in consulting fees of approximately $25,000, and (7) an increase of approximately $152,300 related to increased operating expenses such as rent ($13,200), office supplies ($18,000), insurance ($20,400), payroll and payroll taxes ($89,400), and other expenses ($11,300). We expect future general and administrative expenses, excluding non-cash compensation charges, to increase in support of expanded business activities, including costs associated with our marketing efforts to support our commercialization strategy for our products.

We did not have significant interest income or cash interest expense.

Liquidity and Capital Resources — 2006 compared to 2005

At December 31, 2006, we had available cash of $1,105,899 compared to $619,042 at December 31, 2005.

Cash used in operations was $3,761,061 for the year ended December 31, 2006, compared with $1,958,550 for the same period in 2005. This increase in negative cash flow of $1,802,511 was primarily caused by a significant increase in operating expenses, as described above. Research and development expenses increased by $804,282 compared to 2005, selling and marketing expenses increased by $135,638 versus 2005, and general and administrative expenses decreased by $209,518 in 2006 compared to 2005. Cash provided by financing activities was $4,247,918 for the year ended December 31, 2006, compared to $2,483,836 for the same period in 2005. During the year ended December 31, 2005, the Company incurred direct cash costs of $730,814 and $300,000 of non-cash charges in connection with raising capital through the planned merger with AVN and related issuance of securities to AVN’s former stockholders; such costs were charged to additional paid-in-capital. Financing activities in 2006 consisted of the issuance of Series A Redeemable Convertible Preferred Stock yielding $4,322,918.

Working Capital. Working capital increased by $924,338 to $850,092 at December 31, 2006, from a deficit of $74,246 at December 31, 2005. The increase in working capital was primarily due to net proceeds from the issuance of $4,322,918 of Series A Redeemable Convertible Preferred Stock in November 2006. We used $800,000 of these funds to pay down the advances on the Line of Credit from BioTech Ventures III, $ 75,000 to pay a note from a shareholder, and approximately $1,000,000 to pay down old accounts payable.

On April 10, 2007, the Company received the proceeds of a Series B Preferred Stock issuance. Please refer to Note 11, Subsequent Events, for a more detailed description of this development.

The Company continues to search for additional sources of capital. There can be no assurance that this funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

Debt. On April 21, 2006, the Company entered into a convertible promissory note in the amount of up to two million dollars and a registration rights agreement with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). The Company received proceeds of $800,000 during 2006. However, the advances were repaid to the lender at the Company’s discretion during December 2006. There is no balance due on the note other than the accrued interest of $26,222 due as of December 31, 2006. This convertible promissory note is more fully described in Note 5.

On March 20, 2007, the Company entered into an agreement to amend this convertible promissory note and replace it with another one from the same lender. Please refer to Note 11, Subsequent Events, to the Company’s audited financial statements in Item 7, for a more detailed description of this development.

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

Critical accounting policies and significant judgments and estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the application of certain significant accounting policies as described in Note 2 to our December 31, 2006 audited financial statements and critical accounting policies as described below. A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

We have primarily sold our creatine products for the past six years to EL. EL’s supply agreement with us grants it an exclusive right and license to use our know-how and patent rights in order to make, use, and sell certain licensed products identified in the agreement, but does not give it the right or license to make creatine. Under the terms of the agreement, all deliveries to and payments by EL are based on F.O.B. shipping from Avicena. During this six year period of sales to EL, the Company has never experienced any sales returns, warranty claims, or any other post-delivery obligations in its business nor does it anticipate a requirement for them. Consequently, we do not provide any allowance for sales returns or warranties in our financial statements.

Stock-Based Compensation

We have a stock-based employee compensation plan, which is more fully described in Note 8 to our December 31, 2006 audited financial statements. Effective January 1, 2006, the Company adopted the modified prospective application of FAS 123(R). The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Had compensation cost been determined for the options granted under the 1999 plan and outside the 1999 Plan based on the fair value at the grant date for awards in 2005 and 2004, the Company’s net loss and net loss per share would have been increased. See Note 2 to our December 31, 2006 audited financial statements for more detail.

Net Loss Per Share

Consistent with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. However, when the inclusion of potentially dilutive common stock outstanding during the period causes the basic loss per share amounts to decrease, they are excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. Therefore, in 2006, 2005 and 2004, the potentially dilutive common stock outstanding during both periods was excluded. See Note 2 to our December 31, 2006 audited financial statements for more detail.

Research and Development Expenditures

Research and development expenditures (including patent-related costs) are charged to operations as incurred.

Concentration of Credit Risk

In 2006 and 2005, the Company primarily sold its products to one company, EL. Sales to this customer equaled 92% and 96% of total sales for each of the years ended December 31, 2006, and 2005, respectively; accounts receivable from this customer equaled 100% of total accounts receivable at both December 31, 2006, and 2005. Historically, the Company has not experienced any losses related to its accounts receivable.

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

Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements, that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $788,755, $2,759,928 and $5,527,998 in the years ended December 31, 2004, 2005 and 2006, respectively. Our accumulated deficit was $13,931,800 as of December 31, 2006. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since the cash assets of $4,322,918 received when the Series A Redeemable Convertible Preferred Stock is expected to last only through May 31, 2007. Please refer to Note 11, Subsequent Events, for a more detailed description of the Series B Redeemable Convertible Preferred Stock issued by the Company. The proceeds of this issuance are still in escrow pending completion of additional paperwork as of the date of the filing of this report. There can be no assurance that this funding will be successfully completed. The Company continues to search for other sources of additional funding. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

We will likely need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, development and commercialization efforts and administrative operations.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until one or more of our drug products have obtained approval from the United States Food and Drug Administration (FDA), we are unlikely to be profitable. Consequently, we will require substantial additional capital to develop new product candidates, conduct clinical tests, obtain regulatory FDA approval, and commercialize our products, as well as provide working capital for 2007. We are in the process of seeking additional capital in 2007 either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

While we currently sell cosmeceutical ingredients to generate revenue to partially fund the development of our pharmaceutical products, in the future, we expect to generate the majority of our revenue from the sale of our pharmaceutical products. To date, we have derived virtually all of our revenue from sales of cosmeceutical ingredients to Estée Lauder (EL), which sales accounted for 94%, 96% and 92 % of our total sales in 2004, 2005, and 2006 respectively. We expect that sales to EL will continue to account for a significant percentage of our revenues for the immediate future; however, we have no long-term agreement to ensure a continued stream of revenue from EL. The loss of, or any substantial reduction in, orders from EL would materially and adversely affect our revenue and operating results.

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

Competition in the pharmaceutical, cosmeceutical and nutraceutical industries is intense. In our efforts to discover and develop new pharmaceuticals and over-the-counter health and dietary products, we compete against a large number of companies, including large multinational pharmaceutical companies and other biotechnology companies that are actively engaged in similar discovery and development efforts. All the large multinational pharmaceutical companies and virtually all of the other biotechnology companies have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, substantially larger research, development and marketing staffs and greater production capabilities than we do. We seek to limit potential sources of competition by developing products that are eligible for orphan drug status upon NDA approval or other forms of protection. We cannot assure you, however, that our competitors will not succeed in developing similar technologies and products more rapidly than we can. Similarly, we cannot assure you that these competing technologies and products will not be more effective than any of those that we have developed or are currently developing.

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

Certain aspects of our technology are covered by six issued U.S. patents and twenty pending patent applications in the United States, with twelve corresponding issued patents and fifteen corresponding patent applications in foreign countries. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Also, any patents issued or licensed to us may be challenged, invalidated or circumvented. The failure to obtain, or the subsequent loss of, patent protection for our products could adversely impact our ability to commercialize our products. Although we are continually seeking to expand our patent portfolio, we may not succeed in obtaining rights to additional patents. Furthermore, third parties may independently develop products similar to our products or design around the patented aspects of our products. Disputes may arise between others and us as to the scope, validity and ownership rights of these or other patents. Any defense of the patents could prove costly and time consuming, and there can be no assurance that we will be in a position, or will deem it advisable, to carry on such a defense. Accordingly, any patents owned by, or licensed to, us may not provide us with competitive advantages, even if the patents are not challenged or invalidated. Also, to the extent we rely upon unpatented proprietary technology, others may be able to acquire or independently develop the same or similar technology. Finally, due to differences in U.S. and foreign patent laws, foreign patents may be more difficult to obtain than U.S. patents, and foreign patents, even if obtained, may not provide the level of protection provided by U.S. patents. Our U.S. patent portfolio primarily consists of patents directed to methods for using creatine compounds or creatine analogues for the treatment of various diseases or conditions. Method patents, like product or device patents, give the patentee the right to exclude others from making, using, selling, and offering for sale methods and processes that infringe the claims of the issued patents.

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

Some of the requirements of Sarbanes-Oxley affect us as a small company disproportionately and we may not be able to comply in a timely manner despite substantial effort and expense.

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. Although we are not required to be in compliance with Section 404 of Sarbanes-Oxley relating to internal control over financial reporting until our annual report for the year ended December 2007, we will begin documenting and testing our internal controls in a way that we have never before been required to do. We expect this effort will involve substantial time and expense. Because we have limited resources we can devote to this effort we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. We have various material weakness and significant control deficiencies identified by our registered public accounting firm. These deficiencies include, among other things, inadequate staffing in our finance area and related internal controls surrounding our accounting and financial reporting functions. Although we are not yet required to report on our assessment of the effectiveness of our internal control over financial reporting until at least the end of the next fiscal year (or provide auditor attestation until the end of fiscal 2007), there is a reasonable likelihood that our registered public accounting firm will inform us of one or more material weaknesses before we complete our compliance and remediation efforts. We are working to address the issues raised by these control deficiencies, but we may not be successful in resolving them within the required time frame.

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

There is generally significant volatility in the market prices and limited liquidity of securities of small companies, and particularly of small pharmaceutical companies. Contributing to this volatility are various factors and events that can affect our stock price in a positive or negative manner. These factors and events include, but are not limited to:

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

Our stock has been and may in the future become subject to “Penny Stock” rules, which may diminish liquidity.

Even if a robust trading market develops, trades of our common stock could be subject to Rule 15g-9 adopted by the Securities and Exchange Commission, which rule imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. In any event, the broker-dealer cannot execute a penny stock transaction until at least two business days after the broker-dealer sends the disclosure documents. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares. While our common stock has consistently traded above $5.00 for several months, there can no assurance that the stock will not trade below $5.00.

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

As of December 31, 2006, we had 51,082,616 shares of common stock issued and outstanding. 21,000,000 of these shares became eligible for trading when an application for quotation on the OTCBB was approved in March 2006. Certain additional shares of common stock became eligible for sale under Rule 144 beginning in November 2006, upon the expiration of lock-up arrangements included in the Merger Agreement with AVN. As of December 31, 2006, 1,329,413 shares of our common stock are subject to future issuance pursuant to outstanding options, stock subscriptions and warrants. Also, 900,000 shares of Series A Preferred Stock and, upon closing as discussed in Note 11, Subsequent Events, additional shares of Series B Preferred Stock may be converted into our common stock. As any or all of these additional shares of our common stock become available for resale in the public market, the price of our common stock may decrease due to the additional shares in the market. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avicena Group, Inc.

We have audited the accompanying balance sheets of Avicena Group, Inc. (a Delaware corporation) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders deficit and redeemable convertible preferred stock and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avicena Group, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financials statements, effective January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) “Share-Based Payment”.

/S/ VITALE, CATURANO & COMPANY, LTD.

Boston, Massachusetts

May 9, 2007

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Balance Sheets

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,105,899	$619,042
Accounts receivable	19,600	59,036
Inventory	2,167	2,766
Prepaid expenses	94,557	101,357

Total current assets	1,222,223	782,201
Equipment, net	3,130	6,129
Deferred financing costs, net	1,743,373	—
Deposits	12,440	9,335

Total assets	$2,981,166	$797,665

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$291,296	$619,948
Accrued expenses	80,835	161,499
Note payable to a shareholder	—	75,000

Total current liabilities	372,131	856,447

Long term liabilities:
Warrants	5,003,989	—

Total long term liabilities	5,003,989	—

Total liabilities	5,376,120	856,447

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock:
Series A Redeemable convertible preferred stock; $0.001 par value, 5,000,000 shares authorized, 900,000 shares issued and outstanding at December 31, 2006	539,942	—

Stockholders’ deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized; 51,082,616 shares issued and outstanding at December 31, 2006 and December 31, 2005	51,083	51,083
Additional paid-in capital	10,907,971	8,435,559
Stock subscription	37,850	—
Deferred compensation	—	(141,622)
Accumulated deficit	(13,931,800)	(8,403,802)

Total stockholders’ deficit	(2,934,896)	(58,782)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$2,981,166	$797,665

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statements of Operations

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenue	$374,952	$477,199	$298,540
Cost of revenue	50,497	55,475	46,969

Gross margin	324,455	421,724	251,571
Research and development	1,284,046	479,764	452,739
Selling and marketing expenses	852,016	716,378	30,993
General and administrative expenses	1,769,373	1,978,891	553,380

	3,905,435	3,175,033	1,037,112

Loss from operations	(3,580,980)	(2,753,309)	(785,541)
Loss on change in fair value of warrants	(715,470)	—	—
Interest income	8,839	3,386	100
Interest expense	(1,240,387)	(10,005)	(3,314)

Net loss	$(5,527,998)	$(2,759,928)	$(788,755)
Preferred stock dividend-Series A redeemable convertible preferred stock	59,523	—	—
Preferred stock accretion-Series A redeemable convertible preferred stock	218,797	—	—

Net loss applicable to common stock	$(5,806,318)	$(2,759,928)	$(788,755)
Net loss per common share-basic and diluted	$(0.11)	$(0.12)	$(0.19)

Weighted average common shares outstanding - basic and diluted	51,082,616	23,017,756	4,175,135

AVICENA GROUP, INC.

Statement of Changes in Stockholders Deficit and Redeemable Convertible Preferred Stock

Years Ended December 31, 2006 and 2005

	Redeemable Convertible Preferred		Convertible Preferred		Common		Additional Paid In Capital	Stock Subscription	Deferred Compensation	Accumulated Deficit	Total Stockholders' Deficit

	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	4,646,456	$46,465	4,106,224	$4,106	$4,360,867	$—	$—	$(4,855,119)	$(443,681)
Issuance of Series C preferred stock, net of issuance costs of $14,096	—	—	780,177	7,801	—	—	758,280	—	—	—	766,081
Issuance of Common Stock upon exercise of options	—	—	—	—	352,689	353	24,839	—	—	—	25,192
Compensation expense associated with stock options granted to nonemployees	—	—	—	—	—	—	531	—	—	—	531
Net Loss	—	—	—	—	—	—	—	—	—	(788,755)	(788,755)

Balance at December 31, 2004	—	—	5,426,633	54,266	4,458,913	4,459	5,144,517	—	—	(5,643,874)	(440,632)

Issuance of common stock to financial advisor	—	—	—	—	3,000,000	3,000	297,000	—	—	—	300,000
Issuance of restricted common stock	—	—	—	—	3,957,855	3,958	396,827	—	(400,785)	—	—
Compensation expense associated with vesting of restricted stock	—	—	—	—	—	—	—	—	259,163	—	259,163
Issuance of common stock upon exercise of options	—	—	—	—	9,757,565	9,758	8,310	—	—	—	18,068
Issuance of Series C preferred stock, net of issuance costs of $ 9,099	—	—	130,681	1,307	—	—	120,275	—	—	—	121,582
Compensation expense associated with stock options granted to nonemployees	—	—	—	—	—	—	4,338	—	—	—	4,338
Compensation expense related to modification of stock options	—	—	—	—	—	—	469,441	—	—	—	469,441
Issuance of common stock pursuant to a merger with AAC, net of issuance costs of $ 1,030,814	—	—	—	—	21,000,000	21,000	1,948,186	—	—	—	1,969,186
Conversion of outstanding preferred stock to common stock	—	—	(5,557,314)	(55,573)	8,908,283	8,908	46,665	—	—	—	—
Net Loss	—	—	—	—				—	—	(2,759,928)	(2,759,928)

Balance at December 31, 2005	—	—	—	—	51,082,616	51,083	8,435,559	—	(141,622)	(8,403,802)	(58,782)

Compensation expense associated with vesting of restricted stock and stock options	—	—	—	—	—	—	104,540	—	—	—	104,540
Reclassification of deferred compensation upon adoption of FAS 123(R)	—	—	—	—	—	—	(141,622)	—	141,622	—	—
Beneficial conversion feature of convertible note payable	—	—	—	—	—	—	663,342	—	—	—	663,342
Stock issued to investment banker	—	—	—	—	—	—	—	37,850	—	—	37,850
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $177,081	900,000	2,325,826	—	—	—	—	—	—	—	—	—
Series A redeemable convertible preferred stock beneficial conversion feature	—	(2,064,204)	—	—	—	—	2,064,204	—	—	—	2,064,204
Accretion of Series A redeemable convertible preferred stock	—	218,797	—	—	—	—	(218,797)	—	—	—	(218,797)
Series A redeemable convertible preferred stock dividends accrued	—	59,523	—	—	—	—	(59,523)	—	—	—	(59,523)
Impact of settlement on additional paid in capital (Note 7 to financial statements)	—	—	—	—	—	—	60,268	—	—	—	60,268
Net Loss	—	—	—	—	—	—	—	—	—	(5,527,998)	(5,527,998)

							—				—
Balance at December 31, 2006	900,000	$539,942	—	$—	51,082,616	$51,083	$10,907,971	$37,850	$—	$(13,931,800)	$(2,934,896)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP INC.

Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(5,527,998)	$(2,759,928)	$(788,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,999	3,816	1,901
Stock based compensation expense	104,540	732,942	531
Other non-cash compensation expense	—	—	10,000
Amortization of deferred financing cost	539,363	—	—
Loss on change in fair value of warrants	715,470	—	—
Amortization of beneficial conversion feature on note payable	663,342	—	—
Investment banking fee to be paid in stock	37,850	—	—
Investment banking fee to be paid in warrants	8,691	—	—
Impact of settlement on additional paid in capital	60,268	—	—
Changes in assets and liabilities
Accounts receivable	39,436	(39,411)	30,277
Inventory	599	832	291
Prepaid expenses	6,800	(88,985)	(545)
Deposits	(3,105)	(4,000)	(2,800)
Other current assets	—	—	—
Accounts payable	(328,652)	119,235	236,327
Accrued expenses	(80,664)	76,949	33,954

Net cash used in operating activities	(3,761,061)	(1,958,550)	(478,819)

Cash flows from investing activities
Purchases of equipment	—	(8,667)	—

Net cash used in investing activities	—	(8,667)	—

Cash flows from financing activities
Proceeds from issuances of Series A redeemable convertible preferred stock, net of issuance costs	4,322,918	121,582	579,273
Proceeds from AVN merger, net of issuance costs	—	2,269,186	—
Exercise of stock options	—	18,068	—
Repayment of advances from stockholder	(75,000)	—	—
Advances from stockholder	—	75,000	—

Net cash provided by financing activities	4,247,918	2,483,836	579,273

Net increase in cash and cash equivalents	486,857	516,619	100,454
Cash and cash equivalents, beginning of year	619,042	102,423	1,969

Cash and cash equivalents, end of year	$1,105,899	$619,042	$102,423

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$11,462	$7,432	$2,811

Income Taxes	$—	$—	$—

Cash received during the period for:
Interest	$8,839	$3,386	$100

Supplemental disclosure of noncash financing activities
Issuance of Common Stock for financial advisor fees	$—	$300,000	$—

Commitment fee paid with warrants	$2,282,735	$—	$—

Conversion of amounts owed to stockholders to preferred stock	$—	$—	$102,000

Conversion of accrued liabilities to preferred stock	$—	$—	$100,000

Warrants issued with convertible preferred stock	$1,997,093	$—	$—

Accretion of beneficial conversion feature of preferred stock	$218,797	$—	$—

Stock dividend for preferred stock	$59,523	$—	$—

Beneficial conversion feature associated with convertible note	$663,342	$—	$—

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

As part of its research and development activities, the Company has developed an intellectual property portfolio which consisted of six issued U.S. patents and twenty pending patent applications with twelve corresponding issued patents and approximately fifteen corresponding patent applications in foreign countries as of December 31, 2006. All these patents address the modulation of cellular energy to mitigate the disease process, either by providing additional energy to extend cell life, as in combating neurodegenerative diseases, or by decreasing energy to precipitate apoptosis or programmed cell death, as in cancer treatment. The Company’s strategy is to file patent applications to support both near-term and upstream product or licensing opportunities in both of its business development areas and to obtain patents in the key developed healthcare markets in North America, Europe, and Asia.

Risk and Liquidity

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, product liability, and compliance with government regulations.

The Company has operated at a loss since inception and has incurred accumulated losses of $13,931,800 at December 31, 2006. The Company anticipates that losses will continue for the foreseeable future. As a result of these significant losses from operations and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Subsequent to year end, in March 2007, the Company entered into funding negotiations for an issuance of Series B Convertible Redeemable Preferred Stock. The funding negotiations were successful. The Company received net proceeds of $1,974,978 on April 10, 2007 from this issuance. Please refer to Note 11, Subsequent Events, for additional details of this funding arrangement.

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

An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experiences and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2006 and 2005, the allowance for doubtful accounts was $0.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $1,005,765 and $592,591 in cash equivalents at December 31, 2006 and 2005, respectively.

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Stock-Based Compensation

The Company has a stock-based employee compensation plan which is more fully described in Note 8.

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

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” on January 1, 2006. Prior to the Company’s adoption of FAS 123(R), the Company accounted for equity based compensation under the provisions and related interpretations of APB Opinion No. 25. The Company adopted the “Modified

Prospective Application” (“MPA”) method of FAS 123(R), without restatement of prior interim periods, on January 1, 2006. Under the MPA method without restatement approach, the Company recognizes compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1996, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards.

As a result of adopting FAS 123(R), the Company recorded stock based compensation of $1,513 for the year ended December 31, 2006 for stock based option awards to employees and directors. This represents an incremental charge of $0.00 per basic and diluted share for the year December 31, 2006 as compared to the Company’s previous method of accounting under APB 25. The calculated value of employee and director stock options was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4 – 4.23% and 3.76 – 4.11%; a volatility of 50%, an expected life of 5 – 10 years and 7 years, and a dividend yield of 0% for the option awards granted during 2005 and 2004 respectively. The Company’s stock was approved for quotation on the Over-the-Counter Bulletin Board and began trading on March 24, 2006. Based on this short trading history, the Company determined the expected volatility based on public small company capitalization stocks with significant risk (scientific or otherwise), which tend to have a relatively high volatility. The Company will re-evaluate this method as additional historical price data is obtained. No cash dividends have been declared on the Company’s common stock since the Company’s inception and the Company does not anticipate paying cash dividends over the expected term of the option. The expected term represents the weighted average period the option is expect to be outstanding. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with maturity dates equivalent to the expected term of the option. The weighted average fair value of options granted during 2005and 2004 was $0.07 and $0.02 per share, respectively.

No options were granted during 2006. All options outstanding at December 31, 2006 are fully vested.

The adoption of FAS 123(R) had no effect upon cash flow from operations.

Had compensation cost for the Company’s equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	2005	2004
Net loss as reported	$(2,759,928)	$(788,755)
Stock-based compensation expense included in reported loss	732,942	531
Total stock-based compensation expense determined under the fair value based method for all awards	(598,290)	(12,613)

Pro forma net loss	$(2,625,276)	$(800,837)

Net loss per share:
As reported - basic and diluted	$(0.12)	$(0.19)

Pro forma - basic and diluted	$(0.11)	$(0.19)

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Relative to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid in capital pool and the consolidated statements of operation and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R).

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

Common stock equivalents (which during the year ended December 31, 2006 consisted of options to purchase 204,926 common shares, redeemable convertible preferred stock to purchase 900,000 common shares, a stock subscription for 8,340 shares of common stock and warrants to purchase 1,121,487 common shares) were not considered in the computation of dilutive net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share. Similarly the impact of options to purchase 246,926 and 10,750,908 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for 2005 and 2004, respectively.

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

Concentration of Credit Risk

In 2004 through 2006, the Company primarily sold its products to one company, a major cosmetics company. Sales to this customer equaled 92%, 96%, and 94% of total sales for each of the years ended December 31, 2006, 2005, and 2004, respectively. The Company’s accounts receivable from this customer equaled 100% of total accounts receivable at December 31st for all three years. Historically, the Company has not experienced any losses related to its accounts receivable.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, related party accounts, and notes payable approximates their carrying values because of their short-term nature.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 , or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning with the first annual period after December 15, 2006. The Company does not expect the adoption of FIN 48 to significantly affect its financial condition or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement, or FAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect FAS 157 will have on our consolidated financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS 115 , or FAS 159, which permits companies to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect FAS 159 will have on our consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, or SAB 108, to address diversity in practice regarding consideration of the effects of prior year errors when quantifying misstatements in current year financial statements. The staff of the Securities and Exchange Commission concluded that registrants should quantify financial statement errors using both a balance sheet approach and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 states that if correcting an error in the current year materially affects the current year’s income statement, the prior period financial statements must be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not significantly affect the Company’s financial condition or results of operations.

3. EQUIPMENT

Equipment consisted of the following at December 31:

	2006	2005
Computer equipment	$14,369	$14,369
Less - accumulated depreciation	(11,239)	(8,240)

Property and equipment, net	$3,130	$6,129

Depreciation expense amounted to $2,999, $3,816, and $1,901 in 2006, 2005, and 2004, respectively.

4. NOTES PAYABLE TO A SHAREHOLDER AND OTHER RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Notes Payable to a Shareholder

As discussed in Note 1, Risk and Liquidity, the Company has funded its accumulated losses primarily through the issuance of equity securities, issuance of notes payable, and advances from related parties. In November 2006, the Company repaid a related party short-term note payable of $75,000 to Wael El Bahey. Mr. El Bahey is the majority stockholder of H.K. Properties Limited, an investment advisory firm not located in the U.S. and not registered with the U.S. Securities and Exchange Commission, of which our director Nasser Menhall is a director and minority stockholder. The loan was non-interest bearing and was due the earlier of May 23, 2007, or the date of an earlier private placement of $1,500,000 or more closed.

Other Related Party Transactions and Relationships

There are several other related party transactions and relationships which directly or indirectly impacted the financial statements of the Company at December 31, 2006 and 2005, or the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2006, including:

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

During 2004, 2005 and the first three months of 2006, D. Wayne Peters served as the Company’s Acting Chief Financial Officer under a service agreement with ERG. The Company’s total payments to ERG for the services of Mr. Peters totaled $30,000, $95,000 and $32,000 in 2006, 2005 and 2004, respectively. Mr. Peters informed the Company of his decision to leave and work full time as the Chief Executive Officer of another company in March 2006.

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

In March and April 2005, the Company paid Corsair Advisors, Inc., a strategic consulting firm of which the Company’s former director Joseph P. Galda is President, a total of $25,000 in compensation for financial advisory services provided in the structuring of the AVN Merger.

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

In September 2006, the Company borrowed $20,000 from the Company’s Chairman, Nasser Menhall. The loan was repaid in September 2006. The loan was non-interest bearing.

5. CONVERTIBLE PROMISSORY NOTE

On April 21, 2006, the Company entered into a convertible promissory note in the amount of up to two million dollars and a registration rights agreement with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). The Company received proceeds of $800,000 during 2006. The advances were repaid to the lender at the Company’s discretion during December 2006. There is no balance due on the note other than the accrued interest of $26,222 due as of December 31, 2006.

As long as no default has occurred, the Company, upon providing the Investor seventy two hours notice, can draw down funds in multiples of $200,000 dollars. Draw downs may only be made if the Company’s cash balance is less than $300,000. However, the Investor also has the right to advance the full remaining available balance of the facility at any time, upon its sole discretion.

The note bears interest at 8% and matures on March 31, 2009. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company at a conversion rate of $3.00 per share, subject to adjustment in case of stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. Interest on the note which is due and payable quarterly, commencing on July 1, 2006, is also convertible into common stock at the election of the Investor. The lender has agreed to waive repayment of accrued interest until the Company has received additional external funding in excess of $5,000,000.

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

Under the registration rights agreement, within 120 days after Investor’s conversion of an aggregate of at least $1,500,000 in unpaid accrued interest and principal pursuant to the note, the Company is obligated to file with the SEC a shelf registration statement covering the resale of the common stock and common stock issued upon exercise of the Warrant. The Company will use its commercially reasonable efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event not later than the earlier of (a) the 180th calendar day following the closing date and (b) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The Company is also obligated to use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act of 1933, as amended, until the date which is two years after the closing date or such later date when all registrable securities covered by the registration statement have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act or may be sold pursuant to Rule 144(k) under the Securities Act

The Company accounted for the convertible notes in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” Accordingly, the Company recorded, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note, equal to $663,340. The Company recorded an interest charge of $663,340 during the year ended December 31, 2006.

The Company accounted for the features of the Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Because the registration rights agreement does not specify a settlement alternative if the Company is unable to register the underlying shares, the Company classified the Warrant as a liability. The Warrant was initially valued, using the Black-Scholes model, at $2,282,735. The calculated value of warrant was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.50%, a volatility of 100%, a term of 3.00 years, and a dividend yield of 0% for the year ended December 31, 2006. In accordance with EITF 00-19, the Warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of unrealized loss of $646,988 during the year ended December 31, 2006.

The Warrant was issued to the Investor to secure a firm commitment to advance proceeds under the note. As a result, the fees paid were recorded as a commitment fee and are being amortized over the life of the note. The company recorded additional interest expense of $539,362 during the year ended December 31, 2006 to amortize the commitment fee.

On July 6, 2006, upon direction of the Investor, The Biotechnology Ventures (III) Capital Trust, the Company cancelled the warrant it issued to the Investor and reissued a warrant containing the same terms to the Investor’s designee, Doane, Phillips, Young LLP (in trust).

On March 20, 2007, the Company entered into an agreement with the lender to amend this convertible promissory note and replace it with another facility. Please refer to Note 11, Subsequent Events, for a more detailed description of this development.

6. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 17, 2006, the Company’s Board of Directors approved the issuance of a Private Placement Memorandum. This financing authorized the issuance of up to 3,500,000 units. Each unit consists of one share of the Company’s unregistered Series A Convertible Preferred Stock, par value $0.001 per share, and a warrant to purchase one half share of the Company’s unregistered Common Stock at an exercise price of $7.00 per share. The units were offered solely to a limited number of non-U.S. citizens in compliance with Regulation S. The Preferred Stock is senior to Common Stock in liquidation and dividend right. At any time between June 30, 2007 and December 31, 2009, a holder of Preferred Stock may demand conversion of such Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment. At any time after December 31, 2008, the Company may require the holder of Preferred Stock to select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. Each holder of Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of Preferred Stock, based on the value of $5.00 per share of

Preferred Stock. To the extent funds are not legally available for such dividend, the dividend accumulates. During the period from January 1, 2010 to December 31, 2010, all holders of Preferred Stock must select between converting all shares of Preferred Stock into Common Stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. The Preferred Stock has customary antidilution adjustments in the case of stock splits, stock dividends or recapitalizations. Holders of Preferred Stock have one vote for each Share and will vote together with the Common Stock as a single class, except to the extent that separate class voting is required by the Delaware General Corporation Law. Holders of Preferred Stock are entitled to appoint and elect one director to the Company’s Board of Directors. The Warrant may be exercised at any time until December 31, 2011. Any exercise of the Warrant must be for whole shares only, and the full exercise of $7.00 per share paid. The Warrant may not be exercised on a cashless basis. The exercise price of the Warrant and number of shares of Common Stock issuable upon exercise of the Warrant are subject to customary adjustment for payment of stock dividends and reclassification. As of December 31, 2006, the Company had reserved 1,750,000 shares of Common Stock for issuance upon exercise of the Warrants.

The Redeemable Convertible Preferred Stock included the following Registration Rights: The Company shall:

(a) subject to receipt of the Registration Statement Questionnaire from the Investor, use commercially reasonable efforts to prepare and file with the SEC, within twelve months of December 31, 2006, a registration statement (the “Registration Statement” ) to enable the resale of the Registrable Shares by Investor. “Registrable Shares” means Underlying Common Stock and Warrant Shares held by the Investor. “Underlying Common Stock” shall mean the Common Stock into which the Shares may be converted. Shares and Warrant Shares shall cease to be Registrable Securities on the date on which such Common Stock ceases to be outstanding (whether as a result of redemption, repurchase and cancellation, expiration of the Warrants or otherwise);

(b) use commercially reasonable efforts, subject to receipt of necessary information from the Investor, including the Registration Statement Questionnaire, to cause the Registration Statement to become effective;

(c) use commercially reasonable efforts to prepare and file with the SEC such amendments and supplements to the Registration Statement used in connection therewith and take all such other actions as may be necessary to keep the Registration Statement current and effective for a period (the “Registration Period “) not exceeding, with respect to the Investor’s Registrable Shares, the earliest of (i) December 31, 2008 and (ii) the date on which all Registrable Shares then held by the Investor may be sold or transferred in compliance with Rule 144 under the Securities Act or may be sold or transferred by a person who is not an affiliate of the Company pursuant to Rule 144 of the Securities Act (or any other similar provisions then in force) without any volume or manner of sale restrictions thereunder, and (iii) such time as all Registrable Shares held by the Investor have been sold (A) pursuant to a registration statement, (B) to or through a broker or dealer or underwriter in a public distribution or a public securities transaction, or (C) in a transaction exempt from the registration and prospectus delivery requirements of the Securities Act under Section 4(1) thereof so that all transfer restrictions and restrictive legends with respect thereto, if any, are removed upon the consummation of such sale;

(d) during the Registration Period, promptly furnish to the Investor with respect to the Registrable Shares registered under the Registration Statement such reasonable number of copies of the Registration Statement and Prospectus, including any supplements to or amendments of the Prospectus or Registration Statement, in order to facilitate the public sale or other disposition of all or any of the Registrable Shares by the Investor;

(e) during the Registration Period, promptly take such action as may be necessary to qualify, or obtain, an exemption for the Registrable Shares under such of the state securities laws of United States jurisdictions as shall be necessary to qualify, or obtain an exemption for, the sale of the Registrable Shares in states specified in writing by the Investor; provided, however , that the Company shall not be required to qualify to do business or consent to service of process in any jurisdiction in which it is not now so qualified or has not so consented.

During November 2006, the Company received $4,500,000 in gross proceeds from the Series A financing. The Company issued 900,000 shares of unregistered Series A Convertible Preferred Stock to three overseas investors at a price of $5.00 per share. The Company also issued warrants to the investors to purchase 450,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. As part of the financing, the Company paid BMG Financial Advisors, an investment advisor, $160,000 for selling commissions related to the sale. After deducting other issuance costs of $17,082 related to the offering, the net proceeds to the Company from the round of financing are $4,322,918.

The Company accounted for the issuance of the Series A financing as Redeemable Convertible Preferred Stock (Mezzanine). The Redeemable Convertible Preferred Stock, net of Issuance costs, was initially recorded at fair value of $2,325,826. A discount of $2,064,202 was recorded to reflect the beneficial conversion feature associated with the financing. The warrants were recorded at fair value of $1,997,093. The calculated value of warrants was determined using the Black-

Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.62%, a volatility of 100%, a term of 5.00 to 5.13 years, and a dividend yield of 0% for the year ended December 31, 2006. The Company accounted for the features of the Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrants were classified as a liability. At year end, a stock dividend of $59,523 and preferred stock accretion of $218,796 were recorded. Also, a loss of $67,453 was recorded when the warrants were marked to market.

7. STOCKHOLDERS’ EQUITY

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

Pre-Merger Convertible Preferred Stock at December 31:

2004
Series A Convertible Preferred Stock; $0.01 par value; 658,157 shares authorized; 658,157 issued at December 31, 2004; liquidation preference $329,079 at December 31, 2004.	$6,582
Series B Convertible Preferred Stock; $0.01 par value; 1,500,000 shares authorized; 953,333 issued at December 31, 2004; liquidation preference $1,430,000 at December 31, 2004.	9,533
Series C Convertible Preferred Stock; $0.01 par value; 4,000,000 shares authorized; 3,815,143 issued at December 31, 2004,; liquidation preference $3,815,143 at December 31, 2004.	$38,151

Total	$54,266

Post-Merger Preferred Stock at December 31, 2005:

2005
Preferred Stock; $0.001 par value; 5,000,000 shares authorized; 0 issued at December 31, 2005. .	$0

Redeemable Convertible Preferred Stock at December 31, 2006:

2006
Series A Redeemable Convertible Preferred Stock; $0.001 par value; 5,000,000 shares authorized; 900,000 issued at December 31, 2006. ..	$539,942

Rights and Preferences of Pre-Merger Convertible Preferred Stock

The Company’s Pre-Merger Convertible Preferred Stock was exchanged for Common Stock as part of the merger with AVN Merger Company on November 14, 2005. As a result, the Pre-Merger Convertible Stock has been extinguished and did not hold any further rights as of December 31, 2005 or December 31, 2006.

Issuance of Post-Merger Series A Redeemable Convertible Preferred Stock

On November 17, 2006, the Company’s Board of Directors approved a Private Placement Memorandum authorizing the issuance of up to 3,500,000 units of Series A Redeemable Convertible Preferred Stock. Please refer to Note 6 above, Redeemable Convertible Preferred Stock for additional details concerning this offering.

Rights and Preferences of Redeemable Convertible Preferred Stock

The Series A Redeemable Convertible Preferred Stock is senior to the Company’s Common Stock in liquidation preference and dividend rights. The number of authorized shares of Preferred Stock may be increased or decreased (but not below the number of Preferred Stock then outstanding) by the affirmative vote of the holders of a majority of the Company’s Common Stock, without a vote of the holders of Preferred Stock, unless such a vote is required pursuant to the certificate establishing the Preferred Stock.

Dividends

Each holder of Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of Preferred Stock, based on the value of $5.00 per share of Preferred Stock.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of Series A Preferred then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount in cash equal to $5.00 for each share outstanding, plus an amount in cash equal to all accrued but unpaid dividends thereon to the date fixed for liquidation, before any payment shall be made or any assets distributed to the holders of any of the Junior Securities. If the assets of the Corporation are not sufficient to pay in full the liquidation payments payable to the holders of Series A Preferred and any outstanding shares of any other series of the Preferred Stock having liquidation rights on parity with the shares of the Series A Preferred, then the holders of all such shares shall share ratably in such distribution of assets in accordance with the amount which would be payable on such distribution if the amounts to which the holders of outstanding shares of the Series A Preferred and the holders of outstanding shares of such other series of the Preferred Stock are entitled were paid in full. The consolidation or merger of the Corporation with another Person shall not be deemed a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation.

Voting

Holders of Preferred Stock have one vote for each Share and will vote together with the Common Stock as a single class, except to the extent that separate class voting is required by the Delaware General Corporation Law. Holders of Preferred Stock generally vote together with common stockholders as one class of stock.

Series A Directorship

Holders of Preferred Stock are entitled to appoint and elect one director to the Company’s Board of Directors.

Right of Participation

The holders of Series A Preferred shall be notified of and invited to participate in, but shall have no right to purchase a minimum amount or percentage of, all equity financings of the Corporation.

Senior Debt

The Corporation shall not incur, assume or guarantee indebtedness to a financial institution senior to the Series A Preferred without prior approval of the holders of a majority of the outstanding shares of Series A Preferred.

Conversion Rights

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

Anti-Dilution

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

As of December 31, 2006 and 2005, the Company had 100,000,000 shares of common stock authorized and 51,082,616 shares of common stock issued and outstanding, respectively.

Warrants

During the year ended December 31, 2006, the Company issued warrants to purchase 1,121,487 shares of it common stock. On April 21, 2006, the Company issued a warrant to secure a firm commitment to advance proceeds under the Company’s convertible promissory note. The warrant enables the lender to purchase up to 666,667 shares of common stock at an exercise price of $ 3.00 per share. The warrant has a three year term. In May and June 2006, the Company agreed to issue warrants for 4,820 common shares at an exercise price of $10.00 per share with a two year term for services provided by an investment bank. In November 2006, as part of the Series A Redeemable Convertible Stock, the Company agreed to issue warrants enabling the holders of its Preferred Stock to receive 450,000 shares of its common stock at an exercise price of $7.00 per share. These warrants expire on December 31, 2011.

The following is a summary of the warrants outstanding at December 31, 2006:

Date of Issuance	Warrant to Purchase Shares of Common Stock	Exercise Price $	Date of Warrant Expiration
April 21, 2006	666,667	$3.00	June 30, 2009
May 15, 2006	2,783	$10.00	May 15, 2008
June 5, 2006	2,037	$10.00	June 5, 2008
November 13, 2006	200,000	$7.00	December 31, 2011
November 28,2006	150,000	$7.00	December 31, 2011
November 29,2006	100,000	$7.00	December 31, 2011
Total warrants outstanding as of December 31, 2006	1,121,487

Stock Subscription

During the year ended December 31, 2006, the Company granted a financial advisor 3,000 unregistered shares of Avicena common stock at an exercise price of $5.95 per share, total value of $17,850, as a retainer. The stock was not issued as of December 31, 2006. The stock contains piggy back rights when the Company files a Registration Statement with the SEC. The Company also granted another financial advisor 5,340 unregistered shares of Avicena common stock at an exercise price of $3.745 per share, total value of $20,000, as payment for investment banking services. The stock was not issued as of December 31, 2006.

Impact of Settlement upon Additional Paid In Capital

As a result of a settlement in the course of normal business operations with a major service provider during the year ended December 31, 2006, the Company recorded a reduction in the amount owed to the vendor. As part of the settlement, it was determined that $60,268 of that reduction should be allocated to Additional Paid in Capital. The impact of this settlement was to increase Paid In Capital to offset the stock issuance costs which had been capitalized during the year ended December 31, 2005. These costs were effectively forgiven by the vendor as part of the settlement.

8. STOCK OPTIONS AND RESTRICTED STOCK

1999 Stock Incentive Plan

In 1999, the Company’s Board of Directors adopted a Stock Incentive Plan (the 1999 Plan). The 1999 Plan permits the grant of qualified and non-qualified stock options and restricted stock. To date, 9,054,384 shares of Common Stock have been reserved for awards under the 1999 Plan. The Board of Directors, or a committee designated by the Board of Directors, administers the 1999 Plan and establishes the terms, conditions and limitation of each award, including the number of shares of Common Stock underlying each option, the exercise price and the date or dates upon which the option vests and becomes exercisable. Most options granted by the Company vest over a period of time, generally one to three years. Additionally, the Company also issues Restricted Stock as authorized by the Board of Directors.

Stock Incentive Plan

The 1999 Stock Incentive Plan was adopted by the Company’s Board of Directors and approved by the Company in September 1999. The purpose of the 1999 Plan is to advance the interests of our stockholders and enhance the value of the Company by:

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

The Company’s 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. The Company’s 1999 Plan also permits grant of shares of common stock, subject to the Company’s right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of December 31, 2006, 3,476,067 shares remain available for future grants under the 1999 Plan.

The 1999 Plan is administered by the Board or a committee designated by the Board. The Board has created a compensation committee to administer, on behalf of the Board, the 1999 Plan. Either the Board or a committee acting on behalf of the Board can take action with respect to the administration of the 1999 plan. The committee has discretion as to which employees, consultants, non-employee directors and advisors will receive awards. The committee also establishes the terms, conditions and limitations of each award, including the number of shares of common stock underlying each option, the exercise price and the date or dates upon which the option vests and becomes exercisable. The committee determines the effect of a participant’s disability, death, retirement, authorized leave of absence or other change in the employment or other status on an award and the extent to which the participant, the participant’s legal representative, conservator, guardian or designated beneficiary may exercise rights under the award. Except as otherwise determined by the Board or the committee acting on behalf of the Board, all awards are nontransferable. The Board or the committee acting on behalf of the board, also has full power to construe and interpret the 1999 Plan and the awards granted under the 1999 Plan, to establish rules and regulations necessary or advisable for its administration, and to determine the terms of and amend the award agreements evidencing the grants.

The Board may amend the 1999 Plan in any respect. The Board may terminate the 1999 Plan at any time. However, no termination or amendment will affect the rights of participants under options previously granted without the participant’s consent. Unless previously terminated, the 1999 Plan will terminate on September 7, 2009 and no options will be granted after that date.

In February 2005, the Company’s Board of Directors approved a resolution offering all holders of the Company’s 10,750,908 outstanding stock options at December 31, 2004, plus holders of 309,653 options issued in January 2005, the opportunity to exercise their options on a cashless basis (that is, without the payment of the previously applicable exercise price), with 0.9 fully paid shares of common stock to be issued for each share subject to the outstanding options. Holders of 10,560,682 of the stock options chose to exercise their options on a cashless basis in the year ended December 31, 2005. As a result of the modification made to the options, the Company began using variable plan accounting and, accordingly, recorded a non-cash charge of approximately $313,400 related to the employee options and a non-cash charge of $156,100 related to non-employee options during the year ended December 31, 2005.

The Company issued 3,957,855 shares of restricted common stock to employees, directors, and consultants of the Company in 2005 as an incentive to retain certain key personnel and vendors directly associated with the Company at this critical juncture in the Company’s history. In conjunction with the issuance of this restricted common stock, the Company incurred a total non-cash deferred compensation expense of approximately $400,800. Since the restricted common stock was issued on two different dates and at two different values during the year ended December 31, 2005 and for vesting periods of either one or three years, the Company is amortizing the related deferred compensation expense over these two periods.

No options were issued during the year ending December 31, 2006.

Options and Restricted Stock Issued Under the 1999 Plan

A summary of options and restricted stock under the 1999 Plan at December 31, 2006 is as follows:

Number of Options
Authorized (includes options and restricted stock)	9,054,384
Options for Common Stock Awarded and exercised	4,391,994
Options for Common Stock Awarded and outstanding	220,326
Options for Common Stock cancelled	(42,000)
Restricted Stock Awarded	1,007,997

Total awarded	5,578,317

Available for Grant	3,476,067

Vested	178,326

Options and Restricted Stock Issued Outside of the 1999 Plan

In addition, the Company’s Board of Directors also authorized options to be issued outside the 1999 Plan. At December 31, 2004, the Company had outstanding options outside the 1999 Plan to purchase a total of 5,891,277 shares of common stock. In 2005 options to purchase 112,953 shares were granted in connection with the issuance of Series C Convertible Preferred Stock, options to purchase 252,953 shares were exercised for cash and options to purchase 5,724,677 shares were exercised cashlessly. At December 31, 2006, the Company had options to purchase 26,600 shares of Common Stock outstanding outside the 1999 Plan. These are fully vested and exercisable at $.07 per share through 2012. The Company also awarded 3,047,858 shares of restricted stock in 2005 outside of the 1999 Plan. See the “Restricted Stock” table below for a reconciliation of all restricted stock issued both in and out of the 1999 Plan prior to and during 2006.

Summary of Options Issued both Under and Outside the 1999 Plan

At December 31, 2006, the Company had outstanding options to purchase 204,926 shares of Common Stock that were issued both inside and outside the 1999 Plan. At December 31, 2006, 204,926 of those options were exercisable.

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the year ended December 31, 2006 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2005	246,926	$.03	4.75	$8,283
Granted	0
Exercised	0
Forfeited/cancelled	(42,000)	$.07	8.38	$248,640

Options outstanding at December 31, 2006	204,926	$.03	2.75	$1,248,694

Options exercisable at December 31, 2006	204,926	$.03	2.75	$1,248,694

There is no unrecognized compensation cost related to non-vested options, as all outstanding options have vested as of December 31, 2006.

Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

	Number of Shares	Weighted average grant date fair value
Restricted stock nonvested at December 31, 2005	3,957,855	$0.14
Granted	0	$—
Vested	2,041,427	$0.14
Cancelled	0	$—

Restricted stock nonvested at December 31, 2006	1,916,428	$0.14

Restricted stock vested at December 31, 2006	2,139,427	$0.14

The amount of stock compensation expense related to restricted stock amortized during the year ended December 31, 2006 was $103,027. The unamortized portion, $38,595, that is, the difference between the original deferred expense of $400,785 and the amortized portion recorded as an expense is now reflected on the equity section of the balance sheet as a reduction to additional paid-in capital. It is no longer classified as unearned compensation as a result of the adoption of FAS 123(R).

On February 9, 2005, the Company entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 2,200,000 shares of restricted stock. Fifty percent of those shares vested on February 9, 2006, and an additional twenty-five percent of the shares become vested on each of February 9, 2007 and February 9, 2008, so long as the Company continues to employ Ms. Nivaggioli on each such date. The restricted stock agreement with Mr. Menhall grants him 722,856 shares of restricted stock. Fifty percent of those shares became vested on February 9, 2006, and an additional twenty-five percent of the shares become vested on each of February 9, 2007 and February 9, 2008, so long as Mr. Menhall continues to provide the Company services on each such date.

In March 2005, the Company entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of the Company’s Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 50,000 shares of restricted stock. One hundred percent of those shares become vested in July 2008, so long as the Company continues to employ Ms. Nivaggioli at such time. The restricted stock agreement with Mr. Menhall grants him 75,000 shares of restricted stock. One hundred percent of those shares become vested in July 2008, so long as Mr. Menhall continues to provide the Company services at such time. (See Item 10, Executive Compensation).

During the year ended December 31, 2006, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company.

9. INCOME TAXES

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

Significant components of the Company’s deferred tax assets, deferred tax liabilities, and deferred tax assets valuation allowances at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$12,606,674	$7,476,430
Other carryforwards	1,800	1,800

Total deferred tax assets	12,608,474	7,478,230
Total deferred tax liability	(2,688,224)	(2,620,859)
Less-valuation allowance	(9,920,250)	(4,857,371)

Net deferred tax assets	$—	$—

The deferred tax asset has been fully offset by a valuation allowance since management believes the recoverability of the asset is not reasonably assured.

The Company’s effective income tax provision (benefit) differed from the U.S. federal statutory income tax provision (benefit) at December 31, 2006 and 2005 as follows:

	2006	2005	2004
Federal income tax benefit computed at the statutory rate	$(1,744,283)	$(915,105)	$(246,609)
State income tax benefit, net of federal benefit	(299,212)	(157,100)	(42,256)
Other	204,340	26,834	25,076
Change in valuation allowances	1,839,155	1,045,371	263,789

Income tax provision (benefit)	$—	$—	$—

The Company has net operating loss carryforwards for federal income tax purposes of $12,606,674, expiring through the year 2026, and also for two states of approximately $10,739,973 expiring through the years 2011 and 2016, respectively. The operating loss carryforward may be used as an offset against future federal taxable income. The Company’s ability to utilize its net operating loss carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

Additionally, no provision for income taxes has been recorded since the Company has incurred losses for each year since inception.

10. COMMITMENTS AND CONTINGENCIES

The Company had no capital or operating lease commitments in excess of one year at the end of 2006.

A lawsuit was filed against Avicena on or about December 14, 2006 in the Superior Court for the State of California, County of San Diego entitled, “Mitra Rebek and Julius Rebek v. Avicena Group, Inc., Belinda Tsao-Nivaggioli and Nasser Menhall”. In the lawsuit, the plaintiffs asserted claims for conversion, unjust enrichment and breach of fiduciary duty arising from their ownership of Avicena common stock. The plaintiffs allege that Avicena, Tsao-Nivaggioli and Menhall failed to remove certain restrictive legends from their Avicena Stock Certificates. A settlement of the matter has been reached and a dismissal of the case was filed by the plaintiff on Tuesday May 8, 2007. The dismissal is expected to be completed by May 11, 2007.

A lawsuit was filed against Avicena by Akiva Gross, on or about January 5, 2007 in the Court of Chancery of the State of Delaware in New Castle County entitled “Akiva Gross v. Avicena Group Inc.” (Case No. 2651-N). In the lawsuit, the plaintiff asserts a claim for breach of contract arising from his ownership of Avicena common stock. The plaintiff alleges that Avicena failed to remove certain restrictive legends from his stock certificate. A settlement of the matter has been reached and the case was dismissed on May 3, 2007.

The Company does not expect any adverse financial impact from the resolution of the two lawsuits.

The Company received a written notice from the NASD informing it that unless its Form 10-K was filed by May 18, 2007, the Company’s common stock would be de-listed from the OTCBB. This matter was resolved when the Company filed its annual report on Form 10-K for the fiscal year ended December 31, 2006 on May 10, 2007, past the extended due date.

Because we did not file this Report of Form 10-K SB by the applicable deadline, we may have violated our contractual obligation, under the Series B Stock Purchase Agreement, to timely file all of our required periodic SEC reports. This round of financing was not issued until after December 31, 2006. See Note 11, Subsequent Events, for additional details regarding our sale of Series B Redeemable Convertible Preferred Stock during April 2007. The foregoing breach in turn may constitute, or the holder of the Series B Stock may argue that it constitutes, either an “Event of Default” or an “Event of Failure” under the Certificate of Designations which sets the terms and conditions of the Series B Stock. If it is determined that we have committed an “Event of Default” and that such Default is continuing, then Bridgepointe Master Fund Ltd, the sole current holder of the Series B Preferred Stock (Bridgepointe), may elect to require us to redeem its shares of Series B Preferred Stock at a price equal to 125% multiplied by the sum of (A) $2,000,000 (the Stated Value of such Holder’s Series B Preferred Stock) plus (B) any accrued and unpaid Failure Payments (as described below).

If it is determined that we have committed an Event of Failure, then we will be required to pay Bridgepointe specified “Failure Payments” equal to 18% per annum multiplied by the Stated Value of such Holder’s Series B Preferred Stock ($2,000,000) times the total number of days between the dates on which the Event of Failure occurred and was cured. We estimate that the amount of Failure Payments would not exceed approximately $24,000 here.

In addition, if our failure to file this Report on time is deemed to constitute an “Event of Default” under the Series B Certificate of Designations, then such event will also constitute an Event of Default under the Warrant to purchase 200,000 shares of our Common Stock we issued to Bridgepointe. If an Event of Default has occurred and is continuing under the Warrant, then Bridgepointe may also elect to require us redeem the “outstanding amount” of the Warrant by paying them an amount equal to the value (determined using the Black-Scholes formula) of the unexercised portion of the Warrant, calculated on either the day that Bridgepointe delivers its notice or the day before the redemption takes place, whichever is higher. We have not received any notice of redemption or notice of default from Bridgepointe.

Our failure to file this Report by the deadline also may have constituted a breach of our covenant under our $3.5 million Convertible Note dated March 20, 2007, and issued to Biotechnology Ventures (III) Capital Trust (the 2007 Note), to comply with all applicable legal requirements of any governmental authority. If such breach were to remain uncured for thirty days following written notice from the noteholder, then it would be an “Event of Default” under the 2007 Note, in which case the holder could accelerate the 2007 Note and pursue and enforce any of its other remedies under the 2007 Note. However, we have received no notice of default from the holder of the 2007 Note nor have any advances been received under the 2007 Note. As of December 31, 2006, no amounts were outstanding under the Convertible Promissory Note issued by Biotechnology Ventures III on April 21, 2006.

Lapse in Business Insurance: As a result of a processing error by the Company’s insurance agency, the Company’s commercial policy was inadvertently cancelled. There were no claims during the period. None of the other insurance policies were impacted. Once the Company learned of the error, it immediately restored the policy.

11. SUBSEQUENT EVENTS

Convertible Promissory Note: To obtain increased funding for its ongoing operations, on March 20, 2007, Avicena Group, Inc. (the “Company”) entered into a Convertible Promissory Note in the amount of up to Three Million Five Hundred Thousand Dollars ($3,500,000) (the “Note”) and, on March 22, 2007, a Registration Rights Agreement (the “Registration Rights Agreement”), with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). It amends an earlier convertible promissory note dated April 21, 2006 in the amount of up to Two Million Dollars ($2,000,000). No advances have been taken as of April 18, 2007.

The Note bears interest at 8% and matures on March 31, 2009 or March 31, 2010, which maturity date will be selected at the discretion of the Investor in writing prior to the first advance on the Note. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company (the “Common Stock”) at a conversion rate of $5.00 per share, subject to adjustment in case of stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. The conversion rate also adjusts when the Company issues Common Stock at a price below the then conversion rate. Interest on the Note which is due and payable quarterly, commencing on July 1, 2007, is also convertible into Common Stock at the election of the Investor.

Under the Registration Rights Agreement, within 120 days after Investor’s conversion of an aggregate of at least $1,500,000 in unpaid accrued interest and principal pursuant to the Note, the Company is obligated to file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement covering the resale of the Common Stock. The Company will use its commercially reasonable efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event not later than the earlier of (a) the 180th calendar day following the closing date and (b) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The Company is also obligated to use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act of 1933, as amended, until the date which is two years after the closing date or such later date when all registrable securities covered by the registration statement have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act or may be sold pursuant to Rule 144(k) under the Securities Act.

Series B Redeemable Convertible Preferred Stock: On March 30, 2007, the Company entered into a Securities Purchase Agreement (the “March 30 Securities Purchase Agreement”), whereby it agreed to issue and sell in a private offering 400,000 shares of Series B Preferred Stock and a warrant (“Warrant”) to purchase 200,000 shares of Common Stock at an initial exercise price of $7.00 per share for an aggregate purchase price of $2,000,000. The purchase price was paid into escrow on

April 2, 2007, and was to be released to the Company upon the closing of the issuance. On April 10, 2007, the closing of the issuance occurred, and the purchase price was released from escrow and distributed to the Company. A cash fee of $25,000 was withheld from the proceeds paid into escrow as reimbursement for legal services rendered by the investor’s attorneys and as reimbursement for its due diligence expenses. No underwriting discounts or commissions were paid with respect to the sale under the March 30 Securities Purchase Agreement.

On April 11, 2007, the Company entered into a Securities Purchase Agreement with Blackwater Capital Group, Inc. (“Blackwater”) with terms substantially identical to the terms of the March 30 Securities Purchase Agreement (the “April 11 Securities Purchase Agreement” and, together with the March 30 Securities Purchase Agreement, the “Securities Purchase Agreements”). Pursuant to the April 11 Securities Purchase Agreement, the Company agrees to issue and sell in a private offering 1,600,000 shares of Series B Preferred Stock and a Warrant to purchase 800,000 shares of Common Stock at an initial exercise price of $7.00 per share for an aggregate purchase price of $8,000,000. The Company may, at its sole discretion, reduce the amount purchased by Blackwater to no less than 400,000 shares of Series B Convertible Preferred Stock and warrants to purchase 200,000 shares of Common Stock by the settlement date. The Series B Preferred Stock and the Warrant (collectively, the “Securities”) will be issued, and the purchase price paid to the Company, upon the closing of the issuance. Closing is expected to take place on May 21, 2007, or such earlier time as the Investor may elect, but is subject to a variety of customary closing conditions set forth in the April 11 Securities Purchase Agreement.

Among other conditions, the Company will not be required to issue the Securities unless and until the following conditions have been satisfied by the Investor or waived by the Company in its sole discretion:

•	The representations and warranties made by Blackwater in the April 11 Securities Purchase Agreement are true and correct in all material respects as of the Closing Date;

•	Blackwater has performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the April 11 Securities Purchase Agreement; and

•

No litigation, statute, ruling or injunction has been enacted or entered by or in any court or governmental authority or competent jurisdiction which prohibits the consummation of any of the transactions contemplated by the April 11 Securities Purchase Agreement.

Among other conditions, the Investor will not be required to purchase the Securities unless and until the following conditions have been satisfied by the Company or waived by Blackwater in its sole discretion:

•	The representations and warranties made by the Company in the April 11 Securities Purchase Agreement are true and correct in all material respects as of the Closing Date;

•	The Company has performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the April 11 Securities Purchase Agreement;

•

No litigation, statute, ruling or injunction has been enacted or entered by or in any court or governmental authority or competent jurisdiction which prohibits the consummation of any of the transactions contemplated by the April 11 Securities Purchase Agreement;

•

Trading in the Common Stock on the OTC Bulletin Board has not been suspended and, if required, the Company has made application to the OTC Bulletin Board to have the shares of Common Stock issuable upon conversion or exercise of the Securities authorized for quotation; and

•	No material adverse change to the Company or its business has occurred since April 11, 2007.

There is no guarantee that the above mentioned Securities Purchase Agreement dated April 11, 2007, will be successfully completed by May 21, 2007 or possibly at all.

The Series B Preferred Stock ranks pari passu with the Company’s Series A Preferred Stock and senior to the shares of Common Stock with respect to the distribution of assets upon liquidation, dissolution or winding up of the Company whether voluntary or involuntary. Each holder of Series B Preferred Stock is entitled to receive cumulative dividends of 10% per annum payable semi-annually in arrears, on each April 1 and October 1, beginning October 1, 2007 and on each redemption and conversion date. The shares of Series B Preferred have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series B Preferred Stock (“Certificate of Designation”) and as otherwise required by law. However, as long as Series B Preferred Stock having a stated value of at least $1,000,000 remains outstanding, the buyers of the Series B Preferred Stock have the ability under the Securities Purchase Agreement to recommend nominees to the Company’s Board of Directors in the event of various uncured Events of Default (as defined in the Certificate of Designation) and could potentially control a majority of directors on the Board of Directors if the particular Event of Default continues uncured for a sufficient period of time, as described in the Securities Purchase Agreement. At such time as the outstanding amount of Series B Preferred Stock has a stated value of less than $1,000,000, the buyers agree to cause their nominee(s) to resign from the Board of Directors. The Series B Preferred Stock has the right to convert into Common Stock at an initial conversion price of $5.00 per share, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. The conversion price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the Certificate of Designation. The Series B Preferred Stock will automatically be redeemed three years after the date of the issue, and the holders of Series B Preferred Stock have the right to have the Series B Preferred Stock redeemed upon the occurrence or non-occurrence of various events. The Company also has the right to redeem the Series B Preferred Stock under certain circumstances, as set forth in the Certificate of Designation.

The Warrant has a term of five years from the date of issuance and has an initial exercise price of $7.00, subject to adjustment for recapitalizations, reclassifications or similar transactions and subject to anti-dilution adjustments. The exercise price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the Warrant. If certain enumerated Events of Default (as defined in the Warrant) occur, the Warrant will be redeemed by the Company unless such triggering event is waived by the holder of the Warrant. The redemption price is based on the Black—Scholes value as of certain dates. The Warrant can be exercised in cash or in a cashless exercise transaction.

As part of the Securities Purchase Agreement, the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the shares of Common Stock underlying the Series B Preferred Stock and the Warrants. The filing deadline is June 23, 2007 and the deadline to have underlying shares registered is the earlier of 90 days after the registration statement is filed or 90 days after June 23, 2007. Failure to timely file or go effective which failure continues for a set period of time are among the Events of Default which give the holders of the Series B Preferred Stock and the Warrant the right to have their Series B Preferred Stock and Warrant redeemed by the Company.

As part of the Series B financing, the executive officers and directors have agreed not to sell their shares of Common Stock for a period of three years except under certain circumstances as set forth in a Limited Standstill Agreement. However, each is allowed to sell, during any three month period, up to the number of shares of Common Stock actually owned on March 30, 2007 or acquired in transactions qualifying as Exempt Issuances as defined in the Securities Purchase Agreement which the person would be allowed to sell under the volume limitations of Rule 144 as long as no more than one-third of this amount is sold in any 30 day period.

The Company has given the holders of Series A Preferred Stock the option to convert their shares of Series A Preferred Stock and the warrants issued as part of the Series A Preferred Stock issuance into shares of Series B Preferred Stock and Warrants on a one-for-one basis. The option must be exercised on or prior to April 30, 2007.

The Units are being offered to a limited number of persons as exempt transactions under Section 4(2) of the Securities Act of 1933, as amended, and in compliance with Regulation D promulgated thereunder. The Company is relying upon the representations, warranties and covenants of the investors contained in the Securities Purchase Agreement signed by them. The Company did not engage in any advertising or general solicitation in connection with these sales.

Entry into a Material Definitive Agreement: On April 10, 2007, Avicena Group, Inc. (the “Company”) entered into an Investment Banking and Financial Advisory Agreement (the “Investment Banking Agreement”) with Blackwater, whereby Blackwater, in conjunction with its affiliates and associates, is engaged as an Investment Banker/Financial Advisor to the Company on a non-exclusive basis and agrees to provide the Company with such regular and customary investment banking and financial advisory services as are reasonably requested by the Company. In consideration of such services, the Company agrees to pay Blackwater an initial engagement fee of $40,000 in cash. In addition, Blackwater will participate in an incentive plan, whereby each month Blackwater will be issued a warrant to purchase up to a maximum of 16,667 shares of Common Stock at $7.00 per share. The actual number of shares of Common Stock for which each warrant is exercisable will be based upon the Company’s evaluation of Blackwater’s performance for the month such warrant was issued. Pursuant to the terms of the Investment Banking Agreement, Blackwater also committed to sign definitive documents relating to the purchase of 1,600,000 shares of Series B Convertible Preferred Stock and warrants to purchase 800,000 shares of Common Stock for an aggregate price of eight million dollars ($8,000,000 USD). Settlement of the purchase is expected to take place on May 21, 2007, or such earlier time as Blackwater may elect, in each case subject to certain closing conditions contained in the definitive documents.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-KSB. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective, except as discussed below, to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the year ended December 31, 2006 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Vitale, Caturano & Company’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process, some of which occurred late in the audit process, and issues relating to the timely communication of information and documentation necessary to yield proper accounting consideration and recording. Among the issues identified or addressed late in the audit process were accounting for issuances of redeemable convertible preferred stock with warrants, accounting for beneficial conversion features, accounting for loss contingencies, preparation of complete financial statements and related financial statement disclosures.

The matters identified by Vitale, Caturano & Company have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified by Vitale, Caturano & Company is attributable in significant part to the early development stage of the Company, capital constraints resulting from insufficient financing, and a lack of full-time internal and centralized accounting and finance personnel during the year ended December 31, 2006.

We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. The immediate responsive actions being taken include obtaining additional finance resources to enable our finance staff to meet the demands of a newly public company and to document our internal controls for the Section 404 Sarbanes Oxley compliance which will be required by December 31, 2007.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended December 31, 2006, except as disclosed in the above Evaluation of Disclosure Controls and Procedures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of April 2, 2007:

Name	Age	Position(s)
Belinda Tsao Nivaggioli	39	Chief Executive Officer and Director

Michael J. Sullivan	53	Acting Chief Financial Officer, Vice President of Finance

Nasser Menhall	50	Chairman of the Board of Directors

Leslie S. T. Fang	61	Director, Chairman of our Scientific Advisory Board and Chief Scientific Officer

Andrew Gertler	46	Director

Uri Sagman	53	Director

Paul Schimmel	66	Director

Bolko zu Stolberg	48	Vice President of Marketing & Business Strategy

Maisie Wong-Paredes	43	Director of Marketing & Business Development

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

Michael Sullivan became our Acting Chief Financial Officer (CFO) in March 2006. Mr. Sullivan serves us on a part-time basis, averaging fifteen to twenty hours per week on Avicena matters, except as otherwise needed. Since March of 2005, Mr. Sullivan has also served on a full-time basis as Chief Financial Officer of WorldCare Limited, a company affiliated with Nasser Menhall, the Chairman of our Board of Directors. From April 2001 to June 2004, Mr. Sullivan served as Chief Financial Officer of Systems Engineering, Inc., a leading international financial services and government software and networking firm and was a self-employed consultant between his employments with Systems Engineering, Inc. and WorldCare Limited. Mr. Sullivan holds a B.A. degree in Economics from Yale College, and passed the entire uniform C.P.A. examination on the first sitting.

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

Andrew Gertler was appointed as director in February 2005. Mr. Gertler is Vice-Chairman of Neutron Enterprises, a developer of web-based, interactive consumer entertainment and business simulation products, which he joined in August 2004. From April 2001 until April 2004, Mr. Gertler served as the Managing Director of Gestion Jean-Paul Auclair Inc., a private equity firm. Prior to joining Gestion JPA, Mr. Gertler served as the Senior Vice President of Hudson Advisors Canada, an asset management firm, which he joined in April 1997. Since August 2004, Mr. Gertler has also served as director of ProMetic Life Science, Inc., a biopharmaceutical company. Mr. Gertler holds a B.A. in communications from McGill University and a M.B.A. from the University of Western Ontario.

Uri Sagman has been a Director since February 2007. Dr. Sagman has co-founded several companies including C Sixty, Inc., a Canadian nanomedicine company focused on the development of fullerene antioxidants for the treatment of Parkinson’s disease, Alzheimer’s disease as well certain skin conditions related to aging and UV exposure. Dr. Sagman is also founder and chairman of GRN Capital Inc., a financial services corporation with merchant banking and investment banking operations based in Toronto. Separately, Dr. Sagman serves as Chairman of GRN Health International Inc., a globally-based academic research organization dedicated to medical research. Dr. Sagman is also co-founder and Executive Director of the Canadian NanoBusiness Alliance, a business association dedicated to the promotion of Canadian nanotechnology overseas. In addition to his role with the Canadian NanoBusiness Alliance, Dr. Sagman is also involved in the strategic development of the National Nanotechnology Initiative Program. Dr. Sagman studied at the McGill University, The University of Calgary, The University of Toronto and Oxford University. Dr. Sagman has received numerous awards and citations including the Young Investigator awards of the American Society of Clinical Oncology (ASCO) and the American Association for Cancer Research (AACR). Dr. Sagman is trained as a medical oncologist and is a fellow of the Royal College of Physicians and Surgeons of Canada. He is a fellowship recipient of the Medical Research Council of Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of the Company’s securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based on a review of the SEC’s website, the Company believes that, with respect to its most recent fiscal year, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that a former Director, Joseph Galda, did not file a Form 4 disclosing the sale of 50,000 shares of common stock in September of 2006.

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, directors and employees. A copy of the code of ethics has been posted on our website.

Item 10.	Executive Compensation

Summary Compensation Table

The Company has three executive officers, Nasser Menhall serves as our Chairman. He does not draw a salary. Belinda Tsao Nivaggioli serves as our Chief Executive Officer and Michael Sullivan serves as our Acting Chief Financial Officer. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2006 awarded to, earned by or paid to our executive officers.

EXHIBIT A, SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Belinda Tsao Nivaggioli, Chief Executive Officer	2006	$250,000	0	0	0	0	0	0	$250,000
Belinda Tsao Nivaggioli, Chief Executive Officer	2005	$237,333	0			0	0	0	$237,333
Michael J. Sullivan, Acting Chief Financial Officer	2006	$67,500	0	0	0	0	0	0	$67,500
D. Wayne Peters, Acting Chief Financial Officer	2005	$111,057	0	0	0	0	0	0	$111,057
Nasser Menhall. Chairman	2006	$0	0	0	0	0	0	0	$0
Nasser Menhall. Chairman	2005	$0	0	0	0	0	0	0	$0

EXHIBIT B, OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Belinda Tsao Nivaggioli	0	0	0	0	N/A	1,150,000	$7,038,000	0	0
Michael J. Sullivan	0	0	0	0	N/A	0	0	0	0
Nasser Menhall	0	0	0	0	N/A	436,427	$2,670,933	0	0

EXHIBIT C, DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Belinda Tsao Nivaggioli	0	0	0	0	0	0	$0
Nasser Menhall	0	0	0	0	0	0	$0
Paul Schimmel	0	0	0	0	0	0	$0
Andrew Gertler	0	0	0	0	0	0	$0
Dr. Leslie Fang	0	0	0	0	0	0	$0

Option Grants in 2006

No options were granted during 2006.

Aggregated Option Exercises in 2006 and 2006 Year-End Option Values

No options were exercised by our Officers or Directors during 2006.

Stock Incentive Plan – Awards in 2006

During 2006, no shares, options or other rights were granted to any of our employees or Officers under our 1999 Plan.

Director Compensation

No options were granted or payments made in compensation for services rendered to any Avicena directors, with the exception of a $4,553 payment to Mr. Joseph Galda, a former director, who was paid for his assistance in reviewing the terms of the Company’s Convertible Promissory Note obtained in April 2006.

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

In March 2006, we entered into an Offer of Employment Letter with Michael J. Sullivan as Vice President of Finance and Acting Chief Financial Officer. The letter with Mr. Sullivan provides for an annual base salary of $90,000.

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

On March 9, 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 50,000 shares of restricted stock. One hundred percent of those shares become vested on July 31, 2008, so long as we continue to employ Ms. Nivaggioli on such date. The restricted stock agreement with Mr. Menhall grants him 75,000 shares of restricted stock. One hundred percent of those shares become vested on July 31, 2008, so long as Mr. Menhall continues to provide us services on such date.

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

As of December 31, 2006, we had 51,082,616 shares of common stock outstanding. Ms. Georgiou, who holds approximately 9.6% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office at 228 Hamilton Avenue, Third Floor, Palo Alto, CA 94301.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Belinda Tsao Nivaggioli	3,000,961	5.9
Michael J. Sullivan	0	0
Nasser Menhall(1)	1,279,809	2.5
Leslie S. T. Fang	689,000	1.3
Karen Georgiou (2)	4,900,000	9.6
Andrew M. Gertler	50,000	*
Paul Schimmel	1,020,242	2.0
All directors and executive officers as a group (6 persons)	6,040,012	11.8

*	Indicates less than 1.0%

(1)	Does not include 2,476,071 shares beneficially owned by H.K. Properties, as to which Mr. Menhall disclaims beneficial ownership.

(2)	In January 2005, Karen Georgiou lent $250,000 to AVN Acquisition Corp. to enable AVN Acquisition Corp. to make a bridge loan to us. Under the promissory note manifesting the loan, AVN Acquisition Corp. was to pay Karen Georgiou the principal sum of $250,000 on or before May 31, 2006, with interest at a rate of eight percent per year. This note was repaid in cash prior to March 31, 2005, from a portion of the proceeds which AVN Acquisition Corp. received from subscribers for its common stock. Other than her beneficial ownership of our common stock, Ms. Georgiou has no affiliation with us.

Changes in Control

None.

Item 12.	Certain Relationships, Related Transactions and Director Independence

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

In September 2006, the Company borrowed $20,000 from the Company’s Chairman Nasser Menhall. The loan was repaid in September 2006. The loan was non-interest bearing.

In November 2006, we repaid $75,000 borrowed from Wael El Bahey. Mr. El Bahey is the majority stockholder of H.K. Properties Limited, an investment advisory firm not located in the U.S. and not registered with the U.S. Securities and Exchange Commission, of which our director Nasser Menhall is a director and minority stockholder. The loan was non-interest bearing and was due the earlier of May 23, 2007, or the date an earlier private placement of $1,500,000 or more closed.

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, Andrew Gertler, Uri Sagman and Paul Schimmel would be deemed to be independent while Belinda Tsao Nivaggioli, Nasser Menhall and Leslie Fang would not. A former director, Joseph Galda, who resigned in 2006, would also have been deemed independent under NASDAQ’s definition.

The Compensation Committee is comprised of Messrs. Fang, Gertler and Schimmel while its Audit Committee is comprised of Messrs. Gertler and Menhall. NASDAQ requires at least three members on the Audit Committee, each of whom must be independent. NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors. The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 13.	Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB:

Exhibit #	Description
2.1	Agreement and Plan of Merger, dated October 25, 2005, by and between Registrant and AVN Acquisition Corp. (1)

2.2	Escrow Agreement, dated October 26, 2005, by and between Registrant, AVN Acquisition Corp. and LaSalle Bank National Association. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (2)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (12)

3.4	Form of Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to be filed with the Delaware Secretary of State. (15)

3.5	Form of Certificate of Designation of Rights and Preferences of the Series B Preferred Stock to be filed with the Delaware Secretary of State. (15)

4.1	Warrant. (15)

10.1	1999 Stock Incentive Plan, as amended. (2)

10.2	Second Amendment to the 1999 Stock Incentive Plan. (5)

10.3	Form of Demand Note, dated July 13, 2005, by Registrant in favor of 401 Capital Partners Inc. (6)

10.4	Form of Promissory Note, dated August 23, 2005, by Registrant in favor of Wael El Bahey. (1)

10.5	Form of Promissory Note, dated October 3, 2005, by Registrant in favor of Nasser Menhall. (1)

10.6	Form of Promissory Note, dated November 4, 2005, by Registrant in favor of AVN Acquisition Corp. (1)

10.7	Series C Financial Advisory Agreement, dated March 11, 2002 by and between Registrant and H.K. Properties Limited. (2)

10.8	Subscription Agreement, dated August 15, 2004, by and between Registrant and Nasser Menhall. (4)

10.9	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (2)

10.10	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Nasser Menhall. (2)

10.11	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Leslie Fang. (4)

10.12	Subscription Agreement, dated February 24, 2005, by and between Registrant and Kevin Waltzer. (4)

10.13	Restricted Stock Purchase Agreement, dated March 9, 2005, by and between Registrant and Nasser Menhall. (4)

10.14	Restricted Stock Purchase Agreement, dated March 9, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (4)

10.15	Consulting Agreement, dated February 25, 2005, by and between Registrant and Leslie Fang. (4)

10.16	Employment Agreement, dated March 3, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (2)

10.17	Services Agreement, dated March 16, 2005, by and between Registrant and ERG. (2)

10.18	Supply, License and Development Agreement, dated August 17, 2000, by and between Registrant and Esteé Lauder, Inc. (3) #

10.19	Agreement For Purchase and Sale of GM Creatine Monohydate, dated May 30, 2003, by and between Registrant and DeGussa AG. (2)

10.20	Regus Business Centre Service Agreement, dated August 15, 2005, by and between Registrant and Regus Business Centres Corp. (1)

10.21	Offer of Employment Letter to Michael Sullivan. (8)

10.22	Convertible Promissory Note, dated as of April 21, 2006 by Registrant in favor of The Biotechnology Ventures (III) Capital Trust (includes Form of Warrant). (9)

10.23	Registration Rights Agreement by and between Registrant and The Biotechnology Ventures (III) Capital Trust dated as of April 21, 2006. (9)

10.24	Form of Securities Purchase Agreement regarding Series A Convertible Preferred Stock. (12)

10.25	Form of Warrant with respect to Securities Purchase Agreement. (13)

10.26	Convertible Promissory Note, dated as of March 20, 2007, by Registrant in favor of the Biotechnology Ventures (III) Capital Trust. (14)

10.27	Registration Rights Agreement by and between Registrant and The Biotechnology Ventures (III) Capital Trust dated as of March 22, 2007. (14)

10.28	Securities Purchase Agreement. (15)

10.29	Registration Rights Agreement. (15)

10.30	Form of Limited Standstill Agreement. (15)

10.31	Form of Series A Preferred Stock Option Letter. (15)

10.32	Investment Banking and Financial Advisory Agreement dated April 10, 2007 by and between Registrant and Blackwater Capital Group, Inc. (16)

14	Code of Ethics. (7)

20.1	Letter of Transmittal to Avicena Stockholders. (7)

20.2	Letter from Registrant to stockholders. (10)

20.3	Letter from Registrant to stockholders. (11)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed with the Commission on November 7, 2005 (Reg. No. 333-129536).

(2)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed with the Commission on March 22, 2005 (Reg. No. 333-123476).

(3)	Incorporated by reference from Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Commission on November 14, 2005 (Reg. No. 333-123476).

(4)	Incorporated by reference from Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Commission on August 10, 2005 (Reg. No. 333-123476).

(5)	Incorporated by reference from Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Commission on July 8, 2005 (Reg. No. 333-123476).

(6)	Incorporated by reference from Registrant’s Amendment No. 4 to the Registration Statement on Form SB-2 filed with the Commission on August 24, 2005 (Reg. No. 333-123476).

(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the annual period ended December 31, 2005 and filed with the commission on March 31, 2006.

(8)	Incorporated by reference from the Registrant ‘s Current Report on Form 8-K filed with the Commission on April 6, 2006.

(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2006.

(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2006.

(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2006.

(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and filed with the Commission on November 20, 2006.

(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2006.

(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2007.

(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2007.

(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2007.

(17)	Filed herewith.

#	Certain information in this exhibit has been omitted pursuant to a confidential treatment request, which the Commission approved on November 7, 2005.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The audit fees of Vitale, Caturano & Company, Ltd. for the years ending December 31, 2006 and 2005 were approximately $32,500 and $21,214, respectively.

Audit-Related Fees

The fees of Vitale, Caturano & Company, Ltd. for providing audit-related services such as reviewing our quarterly reports on Form 10-QSB for the year ending December 31, 2006 was approximately $48,603. The fees of Vitale, Caturano & Company, Ltd. for providing audit-related services such as reviewing our Registration Statement and quarterly reports on Form 10-QSB during the year ending December 31, 2005 was approximately $62,700.

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

Signature	Title	Date

/s/ Belinda Tsao Nivaggioli Belinda Tsao Nivaggioli	Chief Executive Officer (Principal Executive Officer) and Director	May 10, 2007

/s/Michael J. Sullivan Michael J. Sullivan	Acting Chief Financial Officer (Principal Accounting and Financial Officer)	May 10, 2007

/s/ Leslie S. T. Fang Leslie S.T. Fang	Director	May 10, 2007

/s/ Andrew Gertler Andrew Gertler	Director	May 10, 2007

/s/ Nasser Menhall Nasser Menhall	Director	May 10, 2007

/s/ Uri Sagman Uri Sagman	Director	May 10, 2007