Form 10QSB
period 2007-03-31
Avicena Group, Inc.
filed 2007-05-21
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From              to

COMMISSION FILE NUMBER: 000-51610

AVICENA GROUP, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	04-3195737
(State of Incorporation)	(I.R.S. Employer Identification Number)

228 Hamilton Avenue, 3rd Floor Palo Alto, CA 94301

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares outstanding of the registrant’s Common Stock as of April 30, 2007:

Common Stock, par value $0.001	51,004,166 shares outstanding

Transitional small business disclosure format:    YES  ☐    NO  ☒

Avicena Group, Inc.

Quarter Ended March 31, 2007

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,266	$1,105,899
Accounts receivable	49,876	19,600
Inventory	2,067	2,167
Prepaid expenses and other current assets	1,305,243	94,557

Total current assets	1,615,452	1,222,223

Equipment, net	2,407	3,130

Deferred financing costs, net	1,552,260	1,743,373

Deposits and other assets	99,592	12,440

Total assets	$3,269,711	$2,981,166

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,730,773	$291,296
Accrued expenses	83,668	80,835

Total current liabilities	1,814,441	372,131

Long-term liabilities:
Warrants	3,808,943	5,003,989

Total long-term liabilities	3,808,943	5,003,989

Total liabilities	5,623,384	5,376,120

Commitments and contingencies (Note 8)

Redeemable convertible preferred stock:
Series A Redeemable convertible preferred stock; $0.001 par value, 5,000,000 shares authorized, 900,000 shares issued and outstanding at December 31, 2006 and March 31, 2007 (liquidation and redemption value of $4,559,523 at December 31, 2006 and $4,659,589 at March 31, 2007)	1,134,894	539,942

Stockholders’ deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized; 51,082,616 shares issued and outstanding at December 31, 2006; 51,004,166 issued and outstanding at March 31, 2007	51,004	51,083
Additional paid-in capital	10,324,944	10,907,971
Stock subscription	37,850	37,850
Accumulated deficit	(13,902,365)	(13,931,800)

Total stockholders’ deficit	(3,488,567)	(2,934,896)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$3,269,711	$2,981,166

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statements of Operations

Three months ended March 31, 2007 and 2006

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenue	$144,619	$91,428

Cost of revenue	25,901	12,128

Gross margin	118,718	79,300

Research and development	235,272	221,291
Selling and marketing expenses	178,557	178,085
General and administrative expenses	682,847	466,515

	1,096,676	865,891

Loss from operations	(977,958)	(786,591)

Gain on change in fair value of warrants	1,195,046	—
Interest income	3,879	2,440
Interest expense	(191,532)	(930)

Net income (loss)	$29,435	$(785,081)

Preferred stock dividend-Series A redeemable convertible preferred stock	100,066	—
Preferred stock accretion-Series A redeemable convertible preferred stock	494,887	—

Net loss applicable to common stock	$(565,518)	$(785,081)

Net loss per common share—basic and diluted	$(0.01)	$(0.02)

Weighted average common shares—basic and diluted	51,011,188	51,082,616

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP INC.

Statements of Cash Flows

Three months ended March 31, 2007 and 2006

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$29,435	$(785,081)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	723	833
Stock-based compensation expense	11,838	40,534
Amortization of deferred financing cost	191,113	—
Gain on change in fair value of warrants	(1,195,046)	—
Changes in assets and liabilities
Accounts receivable	(30,276)	276
Inventory	100	199
Prepaid expenses and other current assets	(1,210,685)	24,334
Deposits and other assets	(87,153)	—
Accounts payable	1,439,477	316,202
Accrued expenses	2,833	(77,896)

Net cash used in operating activities	(847,641)	(480,599)

Cash flows from investing activities
Purchases of equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities
Exercise of stock options	8	—

Net cash provided by financing activities	8	—

Net decrease in cash and cash equivalents	(847,633)	(480,599)

Cash and cash equivalents, beginning of period	1,105,899	619,042

Cash and cash equivalents, end of period	$258,266	$138,443

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$420	$930

Income Taxes	$—	$—

Supplemental disclosure of noncash financing activities
Accretion of beneficial conversion feature of preferred stock	$494,887	$—

Stock dividend for preferred stock	$100,066	$—

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statement of Changes in Stockholders Deficit and Redeemable Convertible Preferred Stock

Three months ended March 31, 2007

(Unaudited)

	Redeemable Convertible Preferred		Common		Additional Paid In Capital	Stock Subscription	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
					—				—
Balance at December 31, 2006	900,000	$539,942	51,082,616	$51,083	$10,907,971	$37,850	$—	$(13,931,800)	$(2,934,896)
Repurchase of common stock	—	—	(100,000)	(100)	$100	—	—	—	$—
Issuance of common stock upon exercise of options	—	—	21,550	21	$(13)	—	—	—	$8
Series A redeemable convertible preferred stock dividends accrued	—	100,066	—	—	$(100,066)	—	—	—	$(100,066)
Accretion of Series A redeemable convertible preferred stock	—	494,886	—	—	$(494,886)	—	—	—	$(494,886)
Compensation expense associated with vesting of restricted stock	—	—	—	—	$11,838	—	—	—	$11,838
Net income	—	—	—	—	—	—	—	$29,435	$29,435

Balance at March 31, 2007	900,000	$1,134,894	51,004,166	$51,004	$10,324,944	$37,850	$—	$(13,902,365)	$(3,488,567)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements of Avicena Group, Inc. (the “Company”) are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2006 (the “December 31, 2006 financial statements”). The unaudited financial statements, in our opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of the operations and cash flows for the three months ended March 31, 2007, and 2006. The results of the operations for such interim period are not necessarily indicative of the results to be achieved for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2006 financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional equity. The funding negotiations described in Note 1 to the December 31, 2006 financial statements were consummated as discussed more fully in Note 9, Subsequent Events, below.

2. Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the financial statements in the 2006 Avicena Group Inc filed on Form 10-KSB. Other than as set forth below, there have been no changes since the end of fiscal 2006 to the significant accounting policies followed by the company.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No.133, Accounting for Derivative Instruments and Hedging Activities , and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity , and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted this FSP effective January 1, 2007. In accordance with FSP EITF 00-19-2, we reviewed the terms of the registration rights agreements associated with the warrants and Preferred Stock we have issued. These registration rights agreements do not provide for any penalties. As a result, we did not record any contingent liability associated with the registration rights agreement. Based upon our examination, we also determined that the warrants issued to date do not meet the requirements for equity classification as defined in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result, they remain classified as liabilities and are subject to mark-to-market accounting at the end of each accounting period.

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

3. Stock-Based Compensation

The Company has a Stock-Based Compensation Plan as more fully described in Note 8 to the financial statements in the Form 10-KSB for the period ending December 31, 2006.

No options were issued during the three months ended March 31, 2007. Options for 21,550 shares of Common Stock were exercised in January 2007 at an exercise price of $0.0004 per share.

Options and Restricted Stock Issued Under the 1999 Plan

A summary of options and restricted stock under the 1999 Plan at March 31, 2007 is as follows:

Number of Options
Authorized (includes options and restricted stock)	9,054,384
Options for Common Stock Awarded and exercised	4,413,544
Options for Common Stock Awarded and outstanding	49,000
Options for Common Stock cancelled	(149,776)
Restricted Stock Awarded	1,007,997
Restricted Stock cancelled	(100,000)

Total awarded	5,220,765

Available for Grant	3,833,619

Vested Options	49,000

Options and Restricted Stock Issued Outside of the 1999 Plan

In addition, the Company’s Board of Directors also authorized options to be issued outside the 1999 Plan. At December 31, 2004, the Company had outstanding options outside the 1999 Plan to purchase a total of 5,891,277 shares of Common Stock. In 2005 options to purchase 112,953 shares were granted in connection with the issuance of Series C Convertible Preferred Stock, options to purchase 252,953 shares were exercised for cash and options to purchase 5,724,677 shares were exercised cashlessly. At March 31, 2007, the Company had options to purchase 26,600 shares of Common Stock outstanding outside the 1999 Plan. These are fully vested and exercisable at $.07 per share through 2012. The Company also awarded 3,047,858 shares of restricted stock in 2005 outside of the 1999 Plan. See the “Restricted Stock” table below for a reconciliation of all restricted stock issued both in and out of the 1999 Plan prior to and during the three months ended March 31, 2007.

Summary of Options Issued both Under and Outside the 1999 Plan

At March 31, 2007, the Company had outstanding options to purchase 75,600 shares of Common Stock that were issued both inside and outside the 1999 Plan. At March 31, 2007, 75,600 of those options were exercisable.

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the three-month period ended March 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	204,926	$.03
Granted	0
Exercised	(21,550)	$.01
Forfeited/cancelled	(107,776)	$.01

Options outstanding at March 31, 2007	75,600	$.07	6.83	$391,500

Options exercisable at March 31, 2007	75,600	$.07	6.83	$391,500

There is no unrecognized compensation cost related to non-vested options, as all outstanding options have vested as of March 31, 2007.

4. Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

	Number of Shares	Weighted average grant date fair value
Restricted stock nonvested at December 31, 2006	1,916,428	$0.14
Granted	0	$—
Vested	933,214	$0.14
Cancelled	(50,000)	$0.14

Restricted stock nonvested at March 31, 2007	933,214	$0.14

Restricted stock vested at March 31, 2007	2,924,641	$0.14

The amount of stock compensation expense related to restricted stock amortized during the three-month period ended March 31, 2007 was $11,838.

During the three months ended March 31, 2007, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company. Restricted stock for 100,000 shares of Common Stock, of which 50,000 were vested and 50,000 were unvested, were cancelled during the three month period ended March 31, 2007 as part of a settlement agreement with a former vendor.

5. Net Loss Per Share

The computation of basic and diluted loss per common share is based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, convertible debt and warrants.

Common stock equivalents (which during the three month period ended March 31, 2007 consisted of options to purchase 75,600 common shares, redeemable convertible preferred stock to purchase 900,000 common shares, a stock subscription for 8,340 shares of common stock and warrants to purchase 1,121,487 common shares) were not considered in the computation of dilutive net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share. Similarly the impact of options to purchase 246,926 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three-month period ended March 31, 2006.

6. Convertible Promissory Note

Convertible Promissory Note: To obtain increased funding for its ongoing operations, on March 20, 2007, the Company entered into an agreement for a Convertible Promissory Note to make available an amount of up to Three Million Five Hundred Thousand Dollars ($3,500,000) (the “Note”) to, and on March 22, 2007, entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with, The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). The 2007 Note amended an earlier convertible promissory note dated April 21, 2006 in the amount of up to Two Million Dollars ($2,000,000 (“2006 Note”)). No advances have been taken as of May 21, 2007.

The 2007 Note bears interest at 8% and matures on March 31, 2009 or March 31, 2010, which maturity date will be selected at the discretion of the Investor in writing prior to the first advance on the 2007 Note. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of Common Stock at a conversion rate of $5.00 per share, subject to adjustment in case of any stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. The conversion rate also adjusts when the Company issues Common Stock at a price below the then-applicable conversion rate. Interest on the 2007 Note which is due and payable quarterly, commencing on July 1, 2007, is also convertible into Common Stock at the election of the Investor.

Under the Registration Rights Agreement, within 120 days after Investor’s conversion of an aggregate of at least $1,500,000 in unpaid accrued interest and principal pursuant to the Note, the Company is obligated to file with the SEC a shelf registration statement covering the resale of the Common Stock. The Company will use its commercially reasonable efforts to cause the registration statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event not later than the earlier of (a) the 180th calendar day following the closing date and (b) the fifth trading day following the date on which the Company is notified by the SEC that the registration statement will not be reviewed or is no longer subject to further review and comments. The Company is also obligated to use its commercially reasonable efforts to keep such registration statement continuously effective under the Securities Act until the date which is two years after the closing date or such later date when all registrable securities covered by the registration statement have been sold pursuant to the registration statement or an exemption from the registration requirements of the Securities Act or may be sold pursuant to Rule 144(k) under the Securities Act.

7. Warrants

The Company has issued warrants to purchase 1,121,487 shares of it common stock. On April 21, 2006, the Company issued a warrant to secure a firm commitment to advance proceeds under the Company’s convertible promissory note. The warrant enables the lender to purchase up to 666,667 shares of common stock at an exercise price of $ 3.00 per share. The warrant has a three year term. In May and June 2006, the Company agreed to issue warrants for 4,820 common shares at an exercise price of $10.00 per share with a two year term for services provided by an investment bank. In November 2006, as part of the Series A Redeemable Convertible Stock, the Company agreed to issue warrants enabling the holders of its Preferred Stock to receive 450,000 shares of its common stock at an exercise price of $7.00 per share. These warrants expire on December 31, 2011.

The following is a summary of the warrants outstanding at March 31, 2007:

Date of Issuance	Warrant to Purchase Shares of Common Stock	Exercise Price $	Date of Warrant Expiration
April 21, 2006	666,667	$3.00	June 30, 2009
May 15, 2006	2,783	$10.00	May 15, 2008
June 5, 2006	2,037	$10.00	June 5, 2008
November 13, 2006	200,000	$7.00	December 31, 2011
November 28,2006	150,000	$7.00	December 31, 2011
November 29,2006	100,000	$7.00	December 31, 2011

Total warrants outstanding as of March 31, 2007	1,121,487

The Company originally accounted for the features of the Warrant associated with the April 2006 Convertible Promissory Note under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Because the registration rights agreement did not specify a settlement alternative if the Company is unable to register the underlying shares, the Company classified the Warrant as a liability. The value of the Warrant is marked to market at the end of each reporting period. At December 31, 2006, the Warrant was valued, using the Black-Scholes model, at $2,929,723. The calculated value of the warrant was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.80%, a volatility of 100%, a term of 2.25 years, and a dividend yield of 0%.

During the three-month period ended March 31, 2007, the Company adopted the provisions of EITF 00-19-2, Accounting for Registration Payment Arrangements, as described in Note 2 above. The Company re-examined all of its warrants and determined that none of them were eligible for equity treatment as determined by the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result the Company continued to classify all of its warrants as liabilities.

At March 31, 2007, the Warrant associated with the April 2006 Note was valued, using the Black-Scholes model, at $2,241,255. The calculated value of warrant was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.72%, a volatility of 90%, a term of 2.00 years, and a dividend yield of 0% for the period ended March 31, 2007. In accordance with EITF 00-19, the Warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of an unrealized gain of $688,468 during the three-month period ended March 31, 2007.

The Company originally accounted for the features of the two warrants associated with the May and June 2006 investment banking services under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company determined that the warrants were not eligible for equity treatment and classified them as liabilities. The value of the warrants is marked to market at the end of each reporting period. At December 31, 2006, the warrants were valued, using the Black-Scholes model, at $9,720. The calculated value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.93%, a volatility of 100%, a term of 1.38 to 1.41 years, and a dividend yield of 0%.

At March 31, 2007, the warrants associated with the May and June 2006 investment banking services were valued, using the Black-Scholes model, at $5,078. The calculated value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.86%, a volatility of 90%, a term of 1.13 to 1.16 years, and a dividend yield of 0% for the period ended March 31, 2007. In accordance with EITF 00-19, the Warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of an unrealized gain of $4,642 during the three-month period ended March 31, 2007.

The Company originally accounted for the features of the three warrants associated with the Series A Redeemable Convertible Preferred Stock under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company determined that the warrants were not eligible for equity treatment and classified them as liabilities. The value of the warrants is marked to market at the end of each reporting period. At December 31, 2006, the warrants were valued, using the Black-Scholes model, at $2,064,546. The calculated value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.72%, a volatility of 100%, a term of 5.00 years, and a dividend yield of 0%.

At March 31, 2007, the Series A warrants were valued, using the Black-Scholes model, at $1,562,610. The calculated value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.54%, a volatility of 90%, a term of 4.75 years, and a dividend yield of 0% for the period ended March 31, 2007. In accordance with EITF 00-19, the Warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of an unrealized gain of $501,936 during the three-month period ended March 31, 2007.

8. Commitments and Contingencies

The Company had no capital or operating lease commitments in excess of one year at March 31, 2007.

Lapse in Business Insurance: As a result of a processing error by the Company’s insurance agency, the Company’s commercial policy was inadvertently cancelled. There were no claims during the period. None of the other insurance policies were impacted. Once the Company learned of the error, it immediately restored the policy.

A lawsuit was filed against Avicena on or about December 14, 2006 in the Superior Court for the State of California, County of San Diego entitled, “Mitra Rebek and Julius Rebek v. Avicena Group, Inc., Belinda Tsao-Nivaggioli and Nasser Menhall”. In the lawsuit, the plaintiffs asserted claims for conversion, unjust enrichment and breach of fiduciary duty arising from their ownership of Avicena common stock. The plaintiffs allege that Avicena, Tsao-Nivaggioli and Menhall failed to remove certain restrictive legends from their Avicena Stock Certificates. A settlement of the matter has been reached and the case was dismissed on May 8, 2007.

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

9. Subsequent Events

Series B Redeemable Convertible Preferred Stock: On March 30, 2007, the Company entered into a Securities Purchase Agreement, whereby it agreed to issue and sell in a private offering 400,000 shares of Series B Preferred Stock and a Warrant to purchase 200,000 shares of Common Stock at an initial exercise price of $7.00 per share for an aggregate purchase price of $2,000,000. The purchase price was paid into escrow on April 2, 2007, and was to be released to the Company upon the closing of the issuance. On April 10, 2007, the closing of the issuance occurred, and the purchase price was released from escrow and distributed to the Company. A cash fee of $25,000 was withheld from the proceeds paid into escrow as reimbursement for legal services rendered by the investor’s attorneys and as reimbursement for its due diligence expenses. No underwriting discounts or commissions were paid with respect to the sale under the March 30 Securities Purchase Agreement.

On April 11, 2007, the Company entered into a separate Securities Purchase Agreement with Blackwater Capital Group Inc. (“Blackwater”) with terms substantially identical to the terms of the March 30 Securities Purchase Agreement (the “April 11 Securities Purchase Agreement” and, together with the March 30 Securities Purchase Agreement, the “Securities Purchase Agreements”). Pursuant to the April 11 Securities Purchase Agreement, the Company agreed to issue and sell in a private offering 1,600,000 shares of Series B Preferred Stock and a Warrant to purchase 800,000 shares of Common Stock at an initial exercise price of $7.00 per share for an aggregate purchase price of $8,000,000. The Company may, at its sole discretion, reduce the amount of Securities purchased by Blackwater to no less than 400,000 shares of Series B Convertible Preferred Stock and warrants to purchase 200,000 shares of Common Stock by the settlement date. The Series B Preferred Stock and the Warrant (collectively, the “Securities”) will be issued, and the purchase price paid to the Company, upon the closing of the issuance. Under the terms of the Securities Purchase Agreements, closing was required to take place no later than May 21, 2007, but was subject to a variety of customary closing conditions set forth in the April 11 Securities Purchase Agreement.

Among other conditions, the Company will not be required to issue the Securities unless and until the following conditions have been satisfied by the Investor or waived by the Company in its sole discretion and the Investor will not be required to purchase the Securities unless and until the following conditions have been satisfied by the Company or waived by Blackwater in its sole discretion:

•	The representations and warranties made by both the Company and Blackwater in the April 11 Securities Purchase Agreement are true and correct in all material respects as of the Closing Date;

•	Both the Company and Blackwater have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by the April 11 Securities Purchase Agreement;

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

On May 18, 2007, Blackwater advised the Company that it would not be able to close its acquisition of the Series B Stock at this time. Blackwater requested that the closing be deferred until June 8 or June 22, 2007. Any such extension would also require the consent of Bridgepointe, the purchaser under the March 30 Securities Purchase Agreement. As of May 21, 2007, the Company has not determined whether to grant Blackwater’s request for extension, or whether to take any other action against Blackwater.

The Company has also been in discussion with several other possible purchasers of a portion of the Series B preferred stock. Although several of these entities have informally indicated their interest in making a purchase, to date, none of them has executed any binding documentation or tendered any funds. Accordingly, we cannot provide any assurance when any of such possible purchases, whether by Blackwater or by new investors, will be closed, or if any of them will close at all.

The Series B Preferred Stock ranks pari passu with the Company’s Series A Preferred Stock and senior to the shares of Common Stock with respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Each holder of Series B Preferred Stock is entitled to receive cumulative dividends of 10% per annum payable semi-annually in arrears, on each April 1 and October 1, beginning October 1, 2007 and on each redemption and conversion date. The shares of Series B Preferred have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series B Preferred Stock (“Certificate of Designation”) and as otherwise required by law. However, as long as Series B Preferred Stock having a stated value of at least $1,000,000 remains outstanding, the buyers of the Series B Preferred Stock have the ability under the Securities Purchase Agreements to cause their nominees to be appointed to the Company’s Board of Directors in the event of various uncured Events of Default (as defined in the Certificate of Designation) and could potentially control a majority of directors on the Board of Directors if the particular Event of Default continues uncured for a sufficient period of time, as described in the Securities Purchase Agreements. At such time as the outstanding amount of Series B Preferred Stock has a stated value of less than $1,000,000, the buyers agree to cause their nominee(s) to resign from the Board of Directors. The Series B Preferred Stock has the right to convert into Common Stock at an initial conversion price of $5.00 per share, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. The conversion price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the Certificate of Designation. The Series B Preferred Stock will automatically be redeemed three years after the date of the issue, and the holders of Series B Preferred Stock have the right to have the Series B Preferred Stock redeemed upon the occurrence or non-occurrence of various events. The Company also has the right to redeem the Series B Preferred Stock under certain circumstances, as set forth in the Certificate of Designation.

The Warrants each have a term of five years from the date of issuance and has an initial exercise price of $7.00, subject to adjustment for recapitalizations, reclassifications or similar transactions and subject to anti-dilution adjustments. The exercise price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the Warrants. If certain enumerated Events of Default (as defined in the Warrants) occur, the Warrants will be redeemed by the Company unless such triggering event is waived by the holder of the Warrants. The redemption price is based on the Black-Scholes value as of certain dates. The Warrants can be exercised in cash or in a cashless exercise transaction.

As part of the Securities Purchase Agreements, the Company has agreed to file a registration statement with the SEC covering the shares of Common Stock underlying the Series B Preferred Stock and the Warrants. The filing deadline is June 23, 2007 and the deadline to have underlying shares registered is the earlier of 90 days after the registration statement is filed or September 21, 2007. Failure to timely file or go effective, which failure continues for a set period of time, is among the Events of Default which give the holders of the Series B Preferred Stock and the Warrants the right to have their Series B Preferred Stock and Warrants redeemed by the Company.

As part of the Series B financing, the executive officers and all but one of our directors have agreed not to sell their shares of Common Stock for three years except under certain circumstances as set forth in a Limited Standstill Agreement. However, under such Agreements each is allowed to sell, during any three month period, up to the number of shares of Common Stock actually owned on March 30, 2007, or acquired in transactions qualifying as Exempt Issuances as defined in the Securities Purchase Agreement which the person would be allowed to sell under the volume limitations of the SEC’s Rule 144 as long as no more than one-third of this amount is sold in any 30 day period.

The Company gave the holders of Series A Preferred Stock the option to convert their shares of Series A Preferred Stock and the warrants issued as part of the Series A Preferred Stock issuance into shares of Series B Preferred Stock and Warrants on a one-for-one basis. The option had to be exercised on or prior to April 30, 2007. As of that date, three holders, owning a total of 500,000 shares of Series A Preferred Stock, elected to convert their shares to shares of Series B Preferred Stock.

Entry into a Material Definitive Agreement: On April 10, 2007, the Company entered into an Investment Banking and Financial Advisory Agreement (the “Investment Banking Agreement”) with Blackwater, whereby Blackwater, in conjunction with its affiliates and associates, is engaged as an Investment Banker/Financial Advisor to the Company on a non-exclusive basis and agrees to provide the Company with such regular and customary investment banking and financial advisory services as are reasonably requested by the Company. In consideration of such services, the Company paid Blackwater an initial engagement fee of $40,000 in cash. In addition, Blackwater will participate in an incentive plan, whereby each month Blackwater will be issued a warrant to purchase up to a maximum of 16,667 shares of Common Stock at $7.00 per share. The actual number of shares of Common Stock for which each warrant is exercisable will be based upon the Company’s evaluation of Blackwater’s performance for the month such warrant was issued. Pursuant to the terms of the Investment Banking Agreement, Blackwater also signed the April 11 Securities Purchase Agreement and related documents. As further described above, on May 18, 2007, Blackwater informed the Company it would not be able to complete the Purchase Agreement by May 21, 2007, or perhaps at all.

Other matters: The Company received a written notice from the NASD informing it that unless its Form 10-K was filed by May 18, 2007, the Company’s Common Stock would be de-listed from the OTCBB. This matter was resolved when the Company filed its annual report on Form 10-K for the fiscal year ended December 31, 2006 on May 11, 2007, past its due date.

Because we did not file this Report of Form 10-KSB by its due date, we have breached our contractual obligation under the Series B Stock Purchase Agreement to timely file all of our required periodic SEC reports. The round of financing was not issued until after March 31, 2007. See Note 9, Subsequent Events, for additional details regarding our sale of Series B Preferred Stock during April 2007. The foregoing breach in turn may constitute, or the holder of the Series B Stock may argue that it constitutes, either an “Event of Default” or an “Event of Failure” under the Certificate of Designation which sets the terms and conditions of the Series B Stock. If it is determined that we have committed an “Event of Default” and that such Default is continuing, then Bridgepointe Master Fund Ltd, the sole current holder of the Series B Preferred Stock (Bridgepointe), may elect to require us to redeem its shares of Series B Preferred Stock at a price equal to 125% multiplied by the sum of (A) $2,000,000 (the Stated Value of such Holder’s Series B Preferred Stock) plus (B) any accrued and unpaid Failure Payments (as described below).

If it is determined that we have committed an Event of Failure, then we will be required to pay Bridgepointe specified “Failure Payments” equal to 18% per annum multiplied by $2,000, the Stated Value of such Holder’s Series B Preferred Stock, times the total number of days between the dates on which the Event of Failure occurred and was cured. We estimate that the amount of Failure Payments would not exceed approximately $24,000 here.

In addition, if our failure to file this Report on time is deemed to constitute an “Event of Default” under the Series B Certificate of Designation, then such event will also constitute an Event of Default under the Warrant to purchase 200,000 shares of our Common Stock we issued to Bridgepointe. If an Event of Default has occurred and is continuing under the Warrant, then Bridgepointe may also elect to require us redeem the “outstanding amount” of the Warrant by paying them an amount equal to the value (determined using the Black-Scholes formula) of the unexercised portion of the Warrant, calculated on either the day that Bridgepointe delivers its notice or the day before the redemption takes place, whichever is higher. We have not received any notice of redemption or notice of default from Bridgepointe.

Our failure to file this Report by the deadline also may have constituted a breach of our covenant under our $3.5 million Convertible Note dated March 20, 2007, and issued to Biotechnology Ventures (III) Capital Trust, to comply with all applicable legal requirements of any governmental authority. If such breach were to remain uncured for thirty days following written notice from the Investor, then it would be an “Event of Default” under the 2007 Note, in which case the holder could accelerate the 2007 Note and pursue and enforce any of its other remedies under the 2007 Note. However, we have received no notice of default from the holder of the 2007 Note. As of March 31, 2007, no amounts were outstanding under the 2007 note.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2006. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2007, we had an accumulated deficit of $13,902,365. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — Three months ended March 31, 2007 and 2006

Our revenues increased to $144,619 in the three month period ending March 31, 2007 from $91,428 in the corresponding 2006 period. The three month increase was $53,191, or 58% over the same 2006 period. This increase was primarily due to strong demand by Estée Lauder (EL).

Our cost of revenues increased to $25,901 in the three month period ending March 31, 2007 from $12,128 in the corresponding 2006 period. This $13,773 or 114% increase occurred as of increased volume and the loss of a shipment by our fulfillment warehouse.

As a result of the higher costs, our gross margin decreased to 82% in the three month period ending March 31, 2007 from 87% during the comparable period in 2006.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased to $235,272 in the three month period ending March 31, 2007 from $221,291 in the corresponding 2006 period. The three month increase was $13,981 or 6% versus the 2006 amount. This increase was primarily attributable to prototype spending on the Nurigene product to prepare a product launch. Also, the next phase of a major clinical trial has been delayed pending our ability to obtain additional funding. Costs for this trial, which has not yet begun, were recorded in prepaid expense until such time as we are able to pay for the trial and it commences.

Selling and marketing expenses was essentially flat at $178,557 in the three period ending March 31, 2007 versus $178,085 in the corresponding 2006 period. The three month increase was $472 over the same 2006 period. Sales and marketing expenses in both periods primarily consisted of salaries, and costs for advertising, public relations, our web site, consulting and product design and development.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. Total general and administrative expenses increased to $682,847 in the three months ending March 31, 2007 from $466,515 in the comparable 2006 period. This represents an increase of $216,332 or 46% versus the corresponding 2006 period. The primary reason for the increase in 2007 compared to 2006 was an increase in legal fees associated with two lawsuits against the Company and investment banking and investor relations costs associated with the Company being publicly held.

Interest expense increased to $191,532 during three month period ending March 31, 2007 from $930 in the corresponding 2006 period. The three month increase of $190,602 over the same 2006 period stemmed from the amortization of the deferred financing costs from the warrant issued in conjunction with the April 2006 convertible promissory note. The Company accounted for the features of the warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Company recorded Non-cash interest expense of $191,113 during the three months ended March 31, 2007 to amortize the value of the commitment fee associated with the Biotechnology Ventures note from April 2006. The Company recorded interest income of $ 3,879 during the three month period ended March 31, 2007. This is an increase of $ 1,439 or 59% versus the same period in 2006.

The Company also recorded a non-cash gain of $1,195,046 during the three months ended March 31, 2007 to mark-to-market the warrant liabilities associated with its April 2006 convertible promissory note, warrants to GP Group for investment banking services and warrants for the Series A Redeemable Convertible Preferred Stock to market at March 31, 2007.

Liquidity and Capital Resources — Three months ended March 31, 2007 and 2006

At March 31, 2007, we had available cash of $258,266 compared to $1,105,899 at December 31, 2006 and $138,443 at March 31, 2006. As further noted in Note 9, Subsequent Events, the Company received net proceeds of $1,974,978 from the issuance of its Series B Redeemable Convertible Preferred Stock and Warrant on April 10, 2007. As further described in Note 6 to the financial statements, the Company entered into a convertible promissory note in the amount of up to $3,500,000 with The Biotechnology Ventures (III) Capital Trust on March 20, 2007. As of March 31, 2007, no proceeds had been received under this note.

Cash used in operations was $847,642 for the three months ended March 31, 2007, compared with $480,599 for the same period in 2006. This increase in cash used of $367,043 was primarily caused by a significant increase in cash operating expenses, as described above. For the three months ended March 31, 2007 versus the same period in 2006, general and administrative expenses increased by $216,332 and research and development expenses increased by $13,981. Accounts receivable increased during the quarter by $30,552 as a result of the higher volume sales to Estee Lauder during the three month period ended March 31, 2007 versus the comparable period in 2006.

Working Capital. Working capital declined from positive working capital of $850,092 at December 31, 2006 to a working capital deficit of $198,989 at March 31, 2007. This decrease in working capital of $1,049,081 was primarily due to increased cash operating expenses and accounts payable stemming from costs for a significant clinical trial as described above.

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

As we seek to raise additional capital to fund operations, funding may not be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market products as planned or continue development and regulatory approval of products, or could be required to delay, scale back or eliminate some or all of our research and development programs. If we raise additional funds through equity sales, these sales may be highly dilutive to existing investors.

Failure to consummate additional financing such as additional draws on the Company’s convertible promissory note or raise additional capital would likely force the Company to curtail operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our cash and cash equivalents of $1,528,637 as of May 21, 2007, of which $450,000 is reserved for payment of cash dividends on Series B Preferred Stock, are only sufficient to fund our operations through September 30, 2007. Our ability to continue operations after September 2007 depends on our ability to arrange additional funding or make alternative arrangements to fund our operations. As the Company’s Convertible Promissory Note (as more fully described in Note 6 to the financial statements) does not allow it to draw additional advances unless the Company’s cash balance is less than $300,000, we do not anticipate receiving any additional proceeds from the note in the near future.

Material Off-Balance Sheet Arrangements

The Company has no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (its principal executive officer and principal accounting and financial officer, respectively), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2007 are effective in controlling and reporting the financial results of the Company’s operations, except as discussed below.

Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their limited review for the quarter ended March 31, 2007 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Vitale, Caturano & Company’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process.

The matters identified by Vitale, Caturano & Company have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified by Vitale, Caturano & Company is attributable in significant part to the early development stage of the Company, capital constraints resulting from insufficient financing, and a lack of full-time internal and centralized accounting and finance personnel during the quarter ended March 31, 2007.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

A lawsuit was filed against Avicena on or about December 14, 2006 in the Superior Court for the State of California, County of San Diego entitled, “Mitra Rebek and Julius Rebek v. Avicena Group, Inc., Belinda Tsao-Nivaggioli and Nasser Menhall”. In the lawsuit, the plaintiffs asserted claims for conversion, unjust enrichment and breach of fiduciary duty arising from their ownership of Avicena Common Stock. The plaintiffs alleged that Avicena, Tsao-Nivaggioli and Menhall failed to remove certain restrictive legends from their Avicena Stock Certificates. A settlement of the matter has been reached and the case was dismissed on May 8, 2007.

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

The Company does not expect any adverse financial impact from the resolution of the two lawsuits.

ITEM 2.	UNREGISTERED SALES OF EQUITY

Please refer to Note 9, Subsequent Events, regarding the Company’s agreement to sell additional unregistered Series B Preferred Stock on March 30, 2007 and April 11, 2007.

The issuance of unregistered securities to the investors was exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The investors had access to sufficient information regarding the Company so as to make an informed investment decision. Based upon representations made by the investors, the Company had a reasonable basis to believe that each investor was an “accredited investor” as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in the Company’s securities. The Company did not engage in any advertising or general solicitation in connection with this sale.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

The Company received a written notice from the NASD informing it that unless its Form 10-K for the fiscal year ended December 31, 2006 was filed by May 18, 2007, the Company’s Common Stock would be de-listed from the OTCBB. This matter was resolved when the Company filed its Form 10-K on May 11, 2007, past its due date.

Because we did not file this Report of Form 10-KSB by its due date, we have breached our contractual obligation under the Series B Stock Purchase Agreement to timely file all of our required periodic SEC reports. The round of financing was not issued until after March 31, 2007. See Note 9, Subsequent Events, for additional details regarding our sale of Series B Preferred Stock during April 2007. The foregoing breach in turn may constitute, or the holder of the Series B Stock may argue that it constitutes, either an “Event of Default” or an “Event of Failure” under the Certificate of Designation which sets the terms and conditions of the Series B Stock. If it is determined that we have committed an “Event of Default” and that such Default is continuing, then Bridgepointe Master Fund Ltd, the sole current holder of the Series B Preferred Stock (Bridgepointe), may elect to require us to redeem its shares of Series B Preferred Stock at a price equal to 125% multiplied by the sum of (A) $2,000,000 (the Stated Value of such Holder’s Series B Preferred Stock) plus (B) any accrued and unpaid Failure Payments (as described below).

If it is determined that we have committed an Event of Failure, then we will be required to pay Bridgepointe specified “Failure Payments” equal to 18% per annum multiplied by $2,000, the Stated Value of such Holder’s Series B Preferred Stock, times the total number of days between the dates on which the Event of Failure occurred and was cured. We estimate that the amount of Failure Payments would not exceed approximately $24,000 here.

In addition, if our failure to file our 10-K on time is deemed to constitute an “Event of Default” under the Series B Certificate of Designation, then such event will also constitute an Event of Default under the Warrant to purchase 200,000 shares of our Common Stock we issued to Bridgepointe. If an Event of Default has occurred and is continuing under the Warrant, then Bridgepointe may also elect to require us redeem the “outstanding amount” of the Warrant by paying them an amount equal to the value (determined using the Black-Scholes formula) of the unexercised portion of the Warrant, calculated on either the day that Bridgepointe delivers its notice or the day before the redemption takes place, whichever is higher. We have not received any notice of redemption or notice of default from Bridgepointe.

Our failure to file our 10-K by the deadline also may have constituted a breach of our covenant under the 2007 Note issued to Biotechnology Ventures (III) Capital Trust, to comply with all applicable legal requirements of any governmental authority. If such breach were to remain uncured for thirty days following written notice from the Investor, then it would be an “Event of Default” under the 2007 Note, in which case the holder could accelerate the 2007 Note and pursue and enforce any of its other remedies under the 2007 Note. However, we have received no notice of default from the holder of the 2007 Note. As of March 31, 2007, no amounts were outstanding under the 2007 Note.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 21, 2007.

31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 21, 2007.

32	Rule 13a-14(b) Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 21, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avicena Group, Inc.

Date: May 21, 2007	/s/ Michael Sullivan
Michael Sullivan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 21, 2007	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli
Chief Executive Officer
(Principal Executive Officer)