Form 10QSB
period 2007-06-30
Avicena Group, Inc.
filed 2007-08-20
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

Number of shares outstanding of the registrant’s Common Stock as of July 31, 2007:

Common Stock, par value $0.001	51,004,166 shares outstanding

Transitional small business disclosure format:     YES  ☐     NO  ☒

Avicena Group, Inc.

Quarter Ended June 30, 2007

Page
PART I – FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements	3

Condensed Balance Sheets – June 30, 2007 (unaudited) and December 31, 2006	3

Condensed Statements of Operations – three-month periods ended June 30, 2007 and June 30, 2006 (unaudited) and six-month periods ended June 30, 2007 and June 30, 2006 (unaudited)	4

Condensed Statement of Cash Flows – six-month periods ended June 30, 2007 and June 30, 2006 (unaudited)	5

Condensed Statement of Changes in Stockholders’ Deficits – six-month period ended June 30, 2007 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	15

PART II – OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults on Senior Securities	16

Item 6. Exhibits	16

Signatures	17

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$257,305	$1,105,899
Restricted cash	200,000	—
Accounts receivable	58,800	19,600
Inventory	2,017	2,167
Prepaid expenses and other current assets	795,774	94,557

Total current assets	1,313,896	1,222,223

Equipment, net	2,599	3,130

Deferred financing costs, net	1,359,024	1,743,373

Deposits and other assets	15,626	12,440

Total assets	$2,691,145	$2,981,166

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,352,303	$291,296
Accrued expenses	353,609	80,835
Accrued dividends	48,767	—

Total current liabilities	1,754,679	372,131

Long-term liabilities:
Warrants	3,689,963	5,003,989

Total long-term liabilities	3,689,963	5,003,989

Total liabilities	5,444,642	5,376,120

Commitments and contingencies

Redeemable convertible preferred stock:
Series B redeemable convertible preferred stock; $0.001 par value, 3,000,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2007 (liquidation value of $2,048,767 at June 30, 2007)	793,161	—
Series A redeemable convertible preferred stock; $0.001 par value, 1,260,000 shares authorized; 900,000 shares issued and outstanding at June 30, 2007 and December 31, 2006 (liquidation value of $4,770,547 at June 30, 2007)	1,746,239	539,942

Total redeemable convertible preferred stock	2,539,400	539,942

Stockholders’ deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized; 51,004,166 and 51,082,616 shares issued and outstanding at June 30, 2007 and December 31, 2006 respectively	51,004	51,083
Additional paid-in capital	10,323,282	10,907,971
Stock subscription	37,850	37,850
Accumulated deficit	(15,705,033)	(13,931,800)

Total stockholders’ deficit	(5,292,897)	(2,934,896)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$2,691,145	$2,981,166

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statement of Operations

Three and Six months ended June 30, 2007 and 2006

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$108,850	$89,319	$253,469	$180,747

Cost of revenue	27,748	15,281	53,649	27,409

Gross margin	81,102	74,038	199,820	153,338

Research and development	826,233	175,191	1,061,505	396,482
Selling and marketing expenses	360,741	271,246	539,298	449,331
General and administrative expenses	1,248,605	628,366	1,931,452	1,094,881

	2,435,579	1,074,803	3,532,255	1,940,694

Loss from operations	(2,354,477)	(1,000,765)	(3,332,435)	(1,787,356)

Gain (loss) on change in fair value of warrants	788,910	(267,512)	1,983,956	(267,512)
Interest income	4,960	368	8,839	2,808
Interest expense	(193,294)	(418,255)	(384,826)	(419,185)

Net loss	$(1,753,901)	$(1,686,164)	$(1,724,466)	$(2,471,245)
Cash dividend-redeemable convertible preferred stock	48,767	—	48,767	—
Preferred stock dividend-redeemable convertible preferred stock	110,959	—	211,025	—
Preferred stock accretion-redeemable convertible preferred stock	607,047	—	1,101,934	—

Net loss applicable to common stock	$(2,520,674)	$(1,686,164)	$(3,086,192)	$(2,471,245)

Net loss per common share—basic and diluted	$(0.05)	$(0.03)	$(0.06)	$(0.05)

Weighted average common shares—basic and diluted	51,004,166	51,082,616	51,007,657	51,082,616

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP INC.

Statements of Cash Flows

Six months ended June 30, 2007 and 2006

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,724,466)	$(2,471,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,536	1,555
Stock-based compensation expense	222,350	63,585
Amortization of deferred financing cost	384,349	148,643
Loss (gain) on change in fair value of warrants	(1,983,956)	267,512
Amortization of beneficial conversion feature on debt	—	263,336
Investment banking fee to be paid in stock	—	20,000
Investment banking fee to be paid in warrants	—	8,691
Changes in assets and liabilities
Accounts receivable	(39,200)	38,088
Inventory	150	299
Prepaid expenses and other current assets	(701,217)	—
Deposits and other assets	(3,186)	—
Other current assets	—	22,219
Accounts payable	1,061,007	899,120
Accrued expenses	272,774	—
Restricted cash	(200,000)	(57,580)

Net cash used in operating activities	(2,709,858)	(795,777)

Cash flows from investing activities
Purchases of equipment	(1,005)	—

Net cash used in investing activities	(1,005)	—

Cash flows from financing activities
Proceeds from issuances of Series B redeemable convertible preferred stock, net of issuance costs	1,862,262	—
Exercise of stock options	8	—
Advances from stockholder	—	400,000

Net cash provided by financing activities	1,862,270	400,000

Net decrease in cash and cash equivalents	(848,594)	(395,777)

Cash and cash equivalents, beginning of period	1,105,899	619,042

Cash and cash equivalents, end of period	$257,305	$223,265

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$477	$3,965

Income Taxes	$—	$—

Supplemental disclosure of noncash financing activities
Commitment fee paid with warrants	$—	$2,282,735

Accretion of beneficial conversion feature of preferred stock	$1,101,934	$—

Stock dividend for preferred stock	$211,025	$—

Warrants issued with preferred stock	$669,930	$—

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statement of Changes in Stockholders Deficit and Redeemable Convertible Preferred Stock

Six months ended June 30, 2007

(Unaudited)

	Redeemable Convertible Preferred
	Series B		Series A		Common		Additional Paid In Capital	Stock Subscription	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	—	$—	900,000	$539,942	51,082,616	$51,083	$10,907,971	$37,850	$(13,931,800)	$(2,934,896)
Repurchase of common stock	—	—	—	—	(100,000)	(100)	100	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	21,550	21	(13)	—	—	8
Series A redeemable convertible preferred stock dividends accrued	—	—	—	211,025	—	—	(211,025)	—	—	(211,025)
Accretion of Series A redeemable convertible preferred stock	—	—	—	995,272	—	—	(995,272)	—	—	(995,272)
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $137,738	400,000	1,192,332	—	—	—	—	—	—	—	—
Series B redeemable convertible preferred stock beneficial conversion feature	—	(505,833)	—	—	—	—	505,833	—	—	505,833
Accretion of Series B redeemable convertible preferred stock	—	106,662	—	—	—	—	(106,662)	—	—	(106,662)
Accrued cash dividends payable Series B redeemable convertible preferred stock	—	—	—	—	—	—	—	—	(48,767)	(48,767)
Compensation expense associated with vesting of restricted stock and stock options	—	—	—	—	—	—	222,350	—	—	222,350
Net loss	—	—	—	—	—	—	—	—	(1,724,466)	$(1,724,466)

Balance at June 30, 2007	400,000	$793,161	900,000	$1,746,239	51,004,166	$51,004	$10,323,282	$37,850	$(15,705,033)	$(5,292,897)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements of Avicena Group, Inc. (the “Company”) are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2006 (the “December 31, 2006 financial statements”). The unaudited financial statements, in our opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2007 and the results of the operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007, and 2006. The results of the operations for such interim period are not necessarily indicative of the results to be achieved for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2006 financial statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional equity. The funding negotiations described in Note 1 to the December 31, 2006 financial statements were consummated as discussed more fully in Note 8, Series B Redeemable Convertible Preferred Stock, below.

2. Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the financial statements in the 2006 Avicena Group Inc filed on Form 10-KSB. Other than as set forth below, there have been no changes since the end of fiscal 2006 to the significant accounting policies followed by the company.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted this FSP effective January 1, 2007. In accordance with FSP EITF 00-19-2, we reviewed the terms of the registration rights agreements associated with the warrants and Preferred Stock we have issued. The Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) issued on April 2, 2007 contained such potential penalties. Although the Company did not believe at issuance that such penalties for failing to meet the Registration Deadline would be likely, based upon subsequent developments, the Company has now determined that penalties associated with the Series B Registration Rights will likely become due. Accordingly, the Company accrued a contingent liability at June 30, 2007 of $150,787 representing penalties at 18% per annum times the stated value of the Series B Preferred Stock and the associated warrants. The potential delay and related penalties is estimated at up to 120 days. This charge was taken against net loss for the period ending June 30, 2007.

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

3. Stock-Based Compensation

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock to employees, directors and consultants under its 1999 Stock Incentive Plan, as more fully described in Note 8 to the financial statements in the Form 10-KSB for the period ending December 31, 2006. Under the plan, employees, non-employee directors and consultants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plan is administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant, have a term of ten years, and vest over terms of three years from the date of grant.

Adoption of SFAS 123(R)

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

As a result of adopting SFAS 123(R), the Company has recorded stock-based compensation for the three and six month periods ending June 30, 2007 of $196,088 as a charge to operations. For the three and six month periods ending June 30, 2006, the Company recorded stock-based compensation of $0 and $1,513 as a charge to operations.

Options and Restricted Stock Issued Under the 1999 Plan

During the six month period ended June 30, 2007, the company received $8 in proceeds as a result of the exercise of employee stock options. A summary of options and restricted stock activity under the 1999 Plan at June 30, 2007 is as follows:

Number of Options
Authorized (includes options and restricted stock)	9,054,384

Options for Common Stock Awarded and exercised	4,413,544
Options for Common Stock Awarded and outstanding	824,000
Options for Common Stock cancelled	(149,776)
Restricted Stock Awarded	1,007,997
Restricted Stock cancelled	(100,000)

Total awarded	5,995,765

Available for Grant	3,058,619

Vested Options	49,000

Options and Restricted Stock Issued Outside of the 1999 Plan

In addition, the Company’s Board of Directors also authorized options to be issued outside the 1999 Plan. At December 31, 2004, the Company had outstanding options outside the 1999 Plan to purchase a total of 5,891,277 shares of common stock. In 2005 options to purchase 112,953 shares were granted in connection with the issuance of Series C Convertible Preferred Stock, options to purchase 252,953 shares were exercised for cash and options to purchase 5,724,677 shares were exercised cashlessly. At June 30, 2007, the Company had options to purchase 26,600 shares of Common Stock outstanding outside the 1999 Plan. These are fully vested and exercisable at $.07 per share through 2012. The Company also awarded 3,047,858 shares of restricted stock in 2005 outside of the 1999 Plan. See the “Restricted Stock” table below for a reconciliation of all restricted stock issued both in and out of the 1999 Plan prior to and during the six months ended June 30, 2007.

Summary of Options Issued both Under and Outside the 1999 Plan

At June 30, 2007, the Company had outstanding options to purchase 850,600 shares of common stock that were issued both inside and outside the 1999 Plan. At June 30, 2007, 75,600 of those options were exercisable.

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the six-month period ended June 30, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	204,926	$.03
Granted	775,000	$5.75
Exercised	(21,550)	$.01
Forfeited/cancelled	(107,776)	$.01

Options outstanding at June 30, 2007	850,600	$5.25	9.51	$342,360

Options exercisable at June 30, 2007	75,600	$.07	6.58	$342,360

Valuation Assumptions for Stock Options

The fair value of stock options granted during the six months ended June 30, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 4.62%, expected life of option grants 6.1 years, expected volatility of 90%, expected dividend rate of 0%. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on an examination of comparable peer companies in the Biotechnology industry. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on comparable companies. Given the company’s limited history as a public company and limited issuance of stock options in the past, the expected term was instead based upon examination of the expected terms of comparable publicly traded companies in the Biotechnology industry with stock options that have similar characteristics.

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $4.20 per share. The remaining unrecognized compensation cost related to unvested awards at June 30, 2007 was approximately $2,731,000 and the weighted average period of time over which this cost will be recognized is 2.80 years.

No options were granted during the six month period ended June 30, 2006.

Non-employee Stock Option Awards

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123(R) and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in connection with Selling, Goods or Services” (“EITF 96-18”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”) over the respective vesting periods of the stock options, generally three years. The grants generally vest semi-annually and such vesting is contingent upon future services provided by the consultants to the Company. Options remaining unvested for the non-employees are subject to remeasurement each reporting period prior to vesting in full. Since the fair market value of the options issued to the non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges. The fair value of the options issued to non-employees was originally estimated at issuance using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 4.62%; expected term 10.0 years; expected volatility of 90%; expected dividend rate of 0%. The Company recorded consultant related stock-based compensation expense of $6,554 for the three and six months ended June 30, 2007. The Company did not have any consultant stock option expense during the three and six month periods ended June 30, 2006. At June 30, 2007, the fair value of the options issued to non-employees was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 5.03%, expected term 9.8 years, expected volatility of 90%, expected dividend rate of 0%.

4. Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

	Number of Shares	Weighted average grant date fair value
Restricted stock nonvested at December 31, 2006	1,916,428	$0.14
Granted	—	$—
Vested	(933,214)	$0.14
Cancelled	(50,000)	$0.14

Restricted stock nonvested at June 30, 2007	933,214	$0.14

Restricted stock vested at June 30, 2007	2,972,642	$0.14

The amount of stock compensation expense related to restricted stock amortized during the three and six month periods ending June 30, 2007 was $11,839 and $19,707 respectively.

During the six months ended June 30, 2007, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company. Restricted stock for 100,000 shares of common stock, of which 50,000 were vested and 50,000 were unvested, were cancelled during the six month period ended June 30, 2007 as part of a settlement agreement with a former vendor.

5. Net Loss Per Share

The computation of basic and diluted loss per common share is based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, convertible debt and warrants.

Common stock equivalents (which during the six month period ended June 30, 2007 consisted of options to purchase 850,600 common shares, redeemable convertible preferred stock to purchase 1,300,000 common shares, stock subscriptions for 8,340 shares of common stock and warrants to purchase 1,321,487 common shares) were not considered in the computation of dilutive net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share. Similarly the impact of options to purchase 246,926 shares of common stock have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the six-month period ended June 30, 2006.

6. Convertible Promissory Note

Convertible Promissory Note: To obtain increased funding for its ongoing operations, on March 20, 2007, the Company entered into an agreement for a Convertible Promissory Note to make available an amount of up to Three Million Five Hundred Thousand Dollars ($3,500,000) (the “Note”) to, and on March 22, 2007, entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with, The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). The 2007 Note amended an earlier convertible promissory note dated April 21, 2006 in the amount of up to Two Million Dollars ($2,000,000 (“2006 Note”)). No advances were taken as of June 30, 2007. As further described in Note 9, Subsequent Events, the Company terminated the Note on July 30, 2007. The Company paid the accrued interest of $26,222 when the note was terminated.

7. Warrants

The Company has issued warrants to purchase 1,321,487 shares of it common stock.

The following is a summary of the warrants outstanding at June 30, 2007:

Date of Issuance	Warrant to Purchase Shares of Common Stock	Exercise Price $	Date of Warrant Expiration
April 21, 2006	666,667	$3.00	June 30, 2009
May 15, 2006	2,783	$10.00	May 15, 2008
June 5, 2006	2,037	$10.00	June 5, 2008
November 13, 2006	200,000	$7.00	December 31, 2011
November 28, 2006	150,000	$7.00	December 31, 2011
November 29, 2006	100,000	$7.00	December 31, 2011
April 2, 2007	200,000	$7.00	April 2, 2012

Total warrants outstanding as of June 30, 2007	1,321,487

On January 1, 2007, the Company adopted the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements”, as described in Note 2 above. The Company re-examined all of its warrants and determined that none of them were eligible for equity treatment as determined by the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result the Company continued to classify all of its warrants as liabilities, subject to mark to market treatment at the end of each measurement period.

The warrant associated with the April 2006 Convertible Promissory Note was valued using the Black-Scholes pricing model at $1,801,053 for the period ending June 30, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 4.88%, a volatility of 90%, a term of 1.75 years, and a dividend yield of 0% for the period ending June 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of an unrealized gain of $440,202 and $1,128,670 during the three and six month periods ended June 30, 2007 respectively.

The two warrants associated with the May and June 2006 investment banking services were valued using the Black-Scholes pricing model at $2,774 for the period ending June 30, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 4.91%, a volatility of 90%, a term of 0.88 to 1.38 years; and a dividend yield of 0% for the period ending June 30, 2007. In accordance with EITF 00-19, the warrants have been marked-to-market each reporting report. This mark-to-market resulted in recognition of an unrealized gain of $2,304 and $6,946 during the three and six month periods ended June 30, 2007 respectively.

The three warrants associated with the issuance of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) were valued using the Black-Scholes pricing model at $1,295,291 for the period ending June 30, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 4.91%, a volatility of 90%, a term of 4.50 years, and a dividend yield of 0% for the period ending June 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of an unrealized gain of $267,318 and $769,255 during the three and six month periods ended June 30, 2007 respectively.

The warrant associated with the April 2007 issuance of Series B Preferred Stock was valued using the Black-Scholes pricing model at $590,844 for the period ending June 30, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 4.92%, a volatility of 90%, a term of 4.75 years; and a dividend yield of 0% for the period ending June 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting report. This mark-to-market resulted in recognition of an unrealized gain of $79,086 during the three and six month periods ended June 30, 2007 respectively.

8. Series B Redeemable Convertible Preferred Stock

Series B Redeemable Convertible Preferred Stock: On March 30, 2007, the Company entered into a Securities Purchase Agreement, whereby it agreed to issue and sell in a private offering 400,000 shares of Series B Preferred Stock and a warrant to purchase 200,000 shares of common stock at an initial exercise price of $7.00 per share for an aggregate purchase price of $2,000,000. The purchase price was paid into escrow on April 2, 2007, and was released to the Company upon the closing of the issuance. On April 10, 2007, the closing of the issuance occurred, and the purchase price was released from escrow and distributed to the Company. A cash fee of $25,000 was withheld from the proceeds and paid into escrow as reimbursement for legal services rendered by the investor’s attorneys and as reimbursement for its due diligence expenses. No underwriting discounts or commissions were paid with respect to the sale under the March 30 Securities Purchase Agreement.

The Company has classified the Series B Preferred Stock outside of permanent equity. The Series B Preferred Stock net of issuance costs of $ 137,738, and warrants were initially recorded at their relative fair values of $1,192,332 and $669,930, respectively. A discount of $505,833 was recorded to reflect the beneficial conversion feature associated with the financing. The calculated value of warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.54%, a volatility of 90%, a term of 5.00 years, and a dividend yield of 0%. The Company accounted for the features of the warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The warrants were classified as a liability. At June 30, 2007, a cash dividend payable of $48,767 and preferred stock accretion of $106,662 were recorded. Also, a gain of $79,086 was recorded when the warrants were marked to market.

The Series B Preferred Stock ranks pari passu with the Company’s Series A Preferred Stock and senior to the shares of Common Stock with respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Each holder of Series B Preferred Stock is entitled to receive cumulative dividends of 10% per annum payable semi-annually in arrears, on each April 1 and October 1, beginning October 1, 2007 and on each redemption and conversion date. The shares of Series B Preferred Stock have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series B Preferred Stock (“Certificate of Designation”) and as otherwise required by law. However, as long as Series B Preferred Stock having a stated value of at least $1,000,000 remains outstanding, the buyers of the Series B Preferred Stock have the ability under the Securities Purchase Agreements to cause their nominees to be appointed to the Company’s Board of Directors in the event of various uncured Events of Default (as defined in the Certificate of Designation) and could potentially control a majority of directors on the Board of Directors if the particular Event of Default continues uncured for a sufficient period of time, as described in the Securities Purchase Agreements. At such time as the outstanding amount of Series B Preferred Stock has a stated value of less than $1,000,000, the buyers agree to cause their nominee(s) to resign from the Board of Directors. The Series B Preferred Stock has the right to convert into common stock at an initial conversion price of $5.00 per share, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. The conversion price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the Certificate of Designation. The Series B Preferred Stock will automatically be redeemed three years after the date of the issue, and the holders of Series B Preferred Stock have the right to have the Series B Preferred Stock redeemed upon the occurrence or non-occurrence of various events. The Company also has the right to redeem the Series B Preferred Stock under certain circumstances, as set forth in the Certificate of Designation.

The warrants each have a term of five years from the date of issuance and have an initial exercise price of $7.00, subject to adjustment for recapitalizations, reclassifications or similar transactions and subject to anti-dilution adjustments. The exercise price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the warrants. If certain enumerated Events of Default (as defined in the warrant agreement) occur, the warrants will be redeemed by the Company unless such triggering event is waived by the holder of the warrants. The redemption price is based on the Black-Scholes value as of certain dates. The warrants can be exercised in cash or in a cashless exercise transaction.

As part of the Securities Purchase Agreements, the Company has agreed to file a registration statement with the SEC covering the shares of common stock underlying the Series B Preferred Stock and the warrants. The filing deadline was June 23, 2007 and the deadline to have underlying shares registered is the earlier of 90 days after the registration statement is filed or September 21, 2007. Failure to timely file or go effective, which failure continues for a set period of time, is among the Events of Default which give the holders of the Series B Preferred Stock and the warrants the right to have their Series B Preferred Stock and warrants redeemed by the Company. On June 22, 2007 the holder of the Series B Preferred Stock agreed to a waiver allowing the Company until July 31, 2007 to file the Registration Statement. Although at time of issuance, the Company did not believe penalties for failure to meet the Registration Rights requirements would be likely, based upon subsequent developments, the Company has now determined that such penalties are likely. As a result, the Company accrued a contingent liability of $150,787 representing penalties at 18% per annum times the stated value of the Series B Preferred Stock and the associated warrants. The potential delay and related penalties is estimated at up to 120 days.

As part of the Series B Preferred Stock financing, the executive officers and all but one of our directors have agreed not to sell their shares of common stock for three years except under certain circumstances as set forth in a Limited Standstill Agreement.

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

The Company gave the holders of Series A Preferred Stock the option to convert their shares of Series A Preferred Stock and the warrants issued as part of the Series A Preferred Stock issuance into shares of Series B Preferred Stock and warrants on a one-for-one basis. The option had to be exercised on or prior to April 30, 2007. As of that date, three holders, owning a total of 500,000 shares of Series A Preferred Stock, indicated an intention to convert their shares to shares of Series B Preferred Stock. However, none of the holders actually did so by June 30, 2007.

9. Subsequent Events

On July 30, 2007, the Company terminated it March 20, 2007 Convertible Promissory Note with BioTech Ventures III. There were no advances on the note during 2007. The Company paid the remaining $26,222 in accrued interest to the lender as part of the retirement of the note.

On July 30, 2007, the Company notified the holders of its Series B Preferred Stock that it would be unable to file its Registration Statement by July 31, 2007. As a result, the Company recorded a contingent liability of $150,787 for potential penalties associated with this failure.

On July 31, 2007 and August 2, 2007, the Company received proceeds of $150,000 and $510,000 respectively, from investors for a prospective investment in a new round of financing for the Company. As of the date of the filing, the financing has not been completed. The Company has classified the proceeds as restricted cash. Although the Company is in negotiations with the investors, there is no guaranty that the financing will be completed successfully.

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

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of June 30, 2007, we had an accumulated deficit of $15,705,033. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — Three and Six months ended June 30, 2007 and 2006

Our revenues increased to $108,850 and $253,469 in the three and six month periods, respectively, ending June 30, 2007 from $89,319 and $180,747 in the corresponding 2006 periods. The three and six month increases were $19,531 and $72,722, or 22% and 40% respectively, over the same 2006 periods. These increases were primarily due to strong demand by Estée Lauder (“EL”) and increased awareness of our Neotine product by support groups.

Our cost of revenues increased to $27,748 and $53,649 in the three and six month periods ending June 30, 2007 from $15,281 and $27,409 in the corresponding 2006 periods. The three and six month increases of $12,467 and $26,240 or 82% and 96%, occurred as a result of increased volume in EL and Neotine sales as well as increased costs of packaging.

As a result of the higher costs, our gross margin decreased to 75% and 79% in the three and six month periods ending June 30, 2007 from 83% and 85% during the comparable periods in 2006.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased to $826,233 and $1,061,505 in the three and six month periods ending June 30, 2007 from $175,191 and $396,482 in the corresponding 2006 periods. The three and six month increases were $651,042 and $665,023 or 372% and 168% versus the corresponding

2006 periods. These increases are primarily attributable to spending on an FDA required Chronic Toxicity Study. This study is required to for our drug candidates for Parkinson’s Disease, Huntington’s Disease and ALS. An additional Chronic Toxicity study will also be required for these potential products. The costs for this trial, which has not begun, were recorded in prepaid expense until such time as we are able to pay for the trial and it commences. The three and six month expense increases are also attributable to preparation for an FDA meeting regarding our ALS drug candidate.

Selling and marketing expenses increased to $360,741 and $539,298 for the three and six month periods ending June 30, 2007 versus $271,246 and $449,331 in the corresponding 2006 periods. The three and six month increases were $89,495 and $89,967, or 33% and 20%, over the comparable 2006 periods. The primary reasons for the increases were marketing expenses for the expected Nurigene launch later this year and contributions to a Huntington’s Disease support organization. Sales and marketing expenses in both periods primarily consisted of salaries, and costs for advertising, public relations, our web site, consulting and product design and development.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. Total general and administrative expenses increased to $1,248,605 and $1,931,452 in the three and six month periods ending June 30, 2007 from $628,366 and $1,094,881 in the comparable 2006 periods. This represents increases of $620,239 and $836,571 or 99% and 76% versus the corresponding 2006 periods. The primary reasons for the increases in 2007 compared to 2006 were an increase in legal fees associated with two lawsuits against the Company which have been settled, investment banking and investor relations costs associated with the Company being publicly held and FAS123(R) non cash expenses associated with stock options issued in 2007 to employees and directors and contingent registration rights penalties associated from the delay in filing the registration statement for our Series B Preferred Stock.

Interest expense decreased to $193,294 and $384,826 during three and six month periods ending June 30, 2007 from $418,255 and $419,185 in the corresponding 2006 periods. The three and six month decreases of $224,961 and $34,359 versus the comparable 2006 periods stemmed from the lack of advances on the Company’s Convertible Promissory Note during 2007. Both the three and six month periods in 2006 included amortization of the beneficial conversion feature associated with advances on the Convertible Promissory Note. No draws were taken on the Note during the three and six month periods in ending June 30, 2007. Interest expense during the three and six month periods ending June 30, 2007 consisted primarily of non-cash interest expense to amortize the value of the commitment fee associated with the Biotechnology Ventures note from April 2006 of $193,236 and $384,349, respectively. The Company recorded interest income of $4,960 and $8,839 during the three and six month periods ended June 30, 2007. These represent increases of $4,592 and $6,031 versus the comparable periods in 2006.

The Company also recorded non-cash gains of $788,910 and $1,983,956 during the three and six month periods ended June 30, 2007 to mark-to-market the warrant liabilities associated with its April 2006 convertible promissory note, warrants to GP Group for investment banking services and warrants for the Series A and B Preferred Stock to market.

Liquidity and Capital Resources — Six months ended June 30, 2007 and 2006

At June 30, 2007, we had available cash of $257,305 compared to $1,105,899 at December 31, 2006 and $223,265 at June 30, 2006. We also had $200,000 of restricted cash at June 30, 2007, reserved for the payment of cash dividends on our Series B Preferred Stock. As further described in Note 9, the Company terminated its convertible promissory note in the amount of up to $3,500,000 with The Biotechnology Ventures (III) Capital Trust on July 30, 2007. As of June 30, 2007, no proceeds had been received under this note.

Cash used in operations was $2,709,859 for the six months ended June 30, 2007, compared with $795,777 for the same period in 2006. This increase in cash used of $1,914,082 was primarily caused by a significant increase in cash operating expenses, as described above. For the six months ended June 30, 2007 versus the same period in 2006, general and administrative expenses increased by $836,571, research and development expenses increased by $665,023 and sales and marketing expense increased by $89,967.

Working Capital. Working capital declined from positive working capital of $850,092 at December 31, 2006 to a working capital deficit of $440,783 at June 30, 2007. This decrease in working capital of $1,290,875 was primarily due to increased cash operating expenses and accounts payable stemming from costs for a significant clinical trial as described above.

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

We believe our unrestricted cash and cash equivalents of $33,381 as of August 20, 2007 are only sufficient to fund our operations through September 2007. Our ability to continue operations after September 2007 depends on our ability to arrange additional funding or make alternative arrangements to fund our operations.

Material Off-Balance Sheet Arrangements

The Company has no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (its principal executive officer and principal accounting and financial officer, respectively), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2007 are effective in controlling and reporting the financial results of the Company’s operations, except as discussed below.

Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their limited review for the quarter ended June 30, 2007 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Vitale, Caturano & Company’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the audit process.

The matters identified by Vitale, Caturano & Company have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified by Vitale, Caturano & Company is attributable in significant part to the early development stage of the Company, capital constraints resulting from insufficient financing, and a lack of full-time internal and centralized accounting and finance personnel during the quarter ended June 30, 2007.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY

Please refer to Note 8, Series B Preferred Stock, regarding the Company’s sale of additional unregistered Series B Preferred Stock on March 30, 2007 and April 11, 2007.

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

Because we did not file Form 10-KSB by its due date, we breached our contractual obligation under the Series B Stock Purchase Agreement to timely file all of our periodic SEC reports. The Company filed the report on May 11, 2007. The Company has not received any notice of redemption or default from the holders of the Series B Preferred Stock and considers the matter closed.

Our failure to file our Form 10-KSB by the deadline also may have constituted a breach of our covenant under our $3.5 million Convertible Note dated March 20, 2007, and issued to Biotechnology Ventures (III) Capital Trust, to comply with all applicable legal requirements of any governmental authority. However, we received no notice of default from the holder of the 2007 Note. As of June 30, 2007, no amounts were outstanding under the 2007 note. As further discussed in Note 9 to the financial statements, the 2007 Note terminated with BioTech Ventures III on July 30, 2007.

Under the terms of its Series B Preferred Stock, the Company was required to file a registration statement with the SEC covering the shares of Common Stock underlying the Series B Preferred Stock and the warrants. The initial filing deadline was June 23, 2007 and the deadline to have underlying shares registered is the earlier of 90 days after the registration statement is filed or September 21, 2007. Failure to timely file or go effective, which failure continues for a set period of time, is among the Events of Default which give the holders of the Series B Preferred Stock and the warrants the right to have their Series B Preferred Stock and warrants redeemed by the Company. On June 22, 2007 the holder of the Series B Preferred Stock agreed to a waiver allowing the Company until July 31, 2007 to file the Registration Statement. The Registration Statement was not filed by that date. The Company does not expect to receive an additional waiver from the investor in regards to the failure payments associated with this matter. As a result, the Company has accrued a contingent liability of $150,787 as of June 30, 2007 reflecting the amount deemed likely owed to the investor.

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 20, 2007.

31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 20, 2007.

32	Rule 13a-14(b) Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated August 20, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avicena Group, Inc.

Date: August 20, 2007	/s/ Michael Sullivan
Michael Sullivan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 20, 2007	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli
Chief Executive Officer
(Principal Executive Officer)