Form 10QSB
period 2007-09-30
Avicena Group, Inc.
filed 2007-11-19
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Number of shares outstanding of the registrant’s Common Stock as of October 31, 2007:

Common Stock, par value $0.001	51,004,166 shares outstanding

Transitional small business disclosure format:    YES  ☐    NO  ☒

Avicena Group, Inc.

Quarter Ended September 30, 2007

Page
PART I – FINANCIAL INFORMATION	3

Item 1. Unaudited Financial Statements	3

Condensed Balance Sheets – September 30, 2007 (unaudited) and December 31, 2006	3

Condensed Statements of Operations – three-month periods ended September 30, 2007 and September 30, 2006 (unaudited) and nine-month periods ended September 30, 2007 and September 30, 2006 (unaudited)	4

Condensed Statement of Cash Flows – nine-month periods ended September 30, 2007 and September 30, 2006 (unaudited)	5

Condensed Statement of Changes in Stockholders’ Deficit – nine-month period ended September 30, 2007 (unaudited)	6

Notes to Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Controls and Procedures	17

PART II – OTHER INFORMATION	18

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity	18

Item 3. Defaults on Senior Securities	18

Item 4. Exhibits	18

Signatures	19

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,561,456	$1,105,899
Restricted cash	200,000	—
Accounts receivable	49,000	19,600
Inventory	2,217	2,167
Prepaid expenses and other current assets	803,763	94,557

Total current assets	2,616,436	1,222,223

Equipment, net	1,561	3,130

Deferred financing costs, net	—	1,743,373

Deposits and other assets	15,626	12,440

Total assets	$2,633,623	$2,981,166

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,238,584	$291,296
Accrued expenses	587,876	80,835
Accrued dividends	100,556	—

Total current liabilities	2,927,016	372,131

Long-term liabilities:
Warrants	2,468,581	5,003,989

Total long-term liabilities	2,468,581	5,003,989

Total liabilities	5,395,597	5,376,120

Commitments and contingencies

Convertible preferred stock:
Series B redeemable convertible preferred stock; $0.001 par value, 3,000,000 shares authorized, 400,000 shares issued and outstanding at September 30, 2007 (liquidation value of $2,000,000 at September 30, 2007)	903,418	—
Series C convertible preferred stock; $0.001 par value, 19,800 shares authorized, 3,110 shares issued and outstanding at September 30, 2007 (liquidation value of $3,114,090 at September 30, 2007)	3,114,090	—
Series A redeemable convertible preferred stock; $0.001 par value, 1,260,000 shares authorized; 900,000 shares issued and outstanding at September 30, 2007 and December 31, 2006 (liquidation value of $4,885,206 at September 30, 2007)	2,366,781	539,942

Total convertible preferred stock	6,384,289	539,942

Stockholders’ deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized; 51,004,166 and 51,082,616 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	51,004	51,083
Additional paid-in capital	6,733,834	10,907,971
Stock subscription	37,850	37,850
Accumulated deficit	(15,968,951)	(13,931,800)

Total stockholders’ deficit	(9,146,263)	(2,934,896)

Total liabilities, convertible preferred stock and stockholders’ deficit	$2,633,623	$2,981,166

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statements of Operations

Three and Nine months ended September 30, 2007 and 2006

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$88,608	$132,190	$342,077	$312,937

Cost of revenue	32,199	15,969	85,848	43,378

Gross margin	56,409	116,221	256,229	269,559

Research and development	493,353	343,605	1,554,858	740,086
Selling and marketing expenses	438,925	224,639	978,223	673,972
General and administrative expenses	1,355,570	514,472	3,287,022	1,609,352

	2,287,848	1,082,716	5,820,103	3,023,410

Loss from operations	(2,231,439)	(966,495)	(5,563,874)	(2,753,851)

Gain (loss) on change in fair value of warrants	4,140,798	(478,144)	6,124,754	(745,656)
Interest income	4,580	1	13,419	2,809
Interest expense	(2,119,631)	(609,927)	(2,504,457)	(1,029,112)

Net income (loss)	(205,692)	(2,054,565)	(1,930,158)	(4,525,810)
Cash dividend-Series B redeemable convertible preferred stock	51,789	—	100,556	—
Accretion of beneficial conversion feature-Series B redeemable convertible preferred stock (Note 9)	6,437	—	6,437	—
Preferred stock accretion-Series B redeemable convertible preferred stock	110,257	—	216,919	—
Preferred stock dividend-Series C convertible preferred stock	4,090	—	4,090	—
Accretion of Series C convertible preferred stock to conversion value	3,110,000	—	3,110,000	—
Preferred stock dividend-Series A redeemable convertible preferred stock	114,658	—	325,683	—
Preferred stock accretion-Series A redeemable convertible preferred stock	505,884	—	1,501,156	—

Net loss applicable to common stock	$(4,108,807)	$(2,054,565)	$(7,194,999)	$(4,525,810)
Net loss per common share—basic and diluted	$(0.08)	$(0.04)	$(0.14)	$(0.09)

Weighted average common shares—basic and diluted	51,004,166	51,082,616	51,006,481	51,082,616

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP INC.

Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,930,158)	$(4,525,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,575	2,277
Stock-based compensation expense	471,354	84,577
Amortization of deferred financing cost	1,743,373	344,003
Loss (Gain) on change in fair value of warrants	(6,124,754)	745,656
Amortization of beneficial conversion feature	—	663,342
Non-cash interest expense	744,637	—
Investment banking fee to be paid in stock	—	37,850
Investment banking fee to be paid in warrants	—	8,691
Changes in assets and liabilities
Accounts receivable	(29,400)	7,211
Inventory	(50)	399
Prepaid expenses and other current assets	(709,206)	—
Deposits and other assets	(3,186)	(3,105)
Other current assets	—	58,484
Accounts payable	1,947,288	1,079,299
Accrued expenses	507,041	172,781
Restricted cash	(200,000)	—

Net cash used in operating activities	(3,580,486)	(1,324,345)

Cash flows from investing activities
Purchases of equipment	(1,005)	—

Net cash used in investing activities	(1,005)	—

Cash flows from financing activities
Proceeds from issuances of Series B redeemable convertible preferred stock, net of cash issuance costs	1,862,262	—
Proceeds from issuances of Series C convertible preferred stock, net of cash issuance costs	2,174,778	—
Exercise of stock options	8	—
Advances from stockholder	—	800,000

Net cash provided by financing activities	4,037,048	800,000

Net decrease in cash and cash equivalents	455,557	(524,345)
Cash and cash equivalents, beginning of period	1,105,899	619,042

Cash and cash equivalents, end of period	$1,561,456	$94,697

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$16,447	$7,984

Income Taxes	$—	$—

Supplemental disclosure of noncash financing activities
Commitment fee paid with warrants	$—	$2,282,735

Accretion of preferred stock	$4,611,156	$—

Stock dividend for preferred stock	$329,773	$—

Warrants issued with preferred stock	$3,589,345	$—

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statement of Changes in Stockholders Deficit and Convertible Preferred Stock

Nine months ended September 30, 2007

(Unaudited)

	Convertible Preferred
	Redeemable Series B		Series C		Redeemable Series A		Common		Additional Paid In Capital	Stock Subscription	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2006	—	$—	—	$—	900,000	$539,942	51,082,616	$51,083	$10,907,971	$37,850	$(13,931,800)	$(2,934,896)
Repurchase of common stock	—	—	—	—	—	—	(100,000)	(100)	100	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	21,550	21	(13)	—	—	8
Series A redeemable convertible preferred stock dividends accrued	—	—	—	—	—	325,683	—	—	(325,683)	—	—	(325,683)
Accretion of Series A redeemable convertible preferred stock	—	—	—	—	—	1,501,156	—	—	(1,501,156)	—	—	(1,501,156)
Issuance of Series B redeemable convertible preferred stock, net of cash issuance costs of $137,738	400,000	1,192,332	—	—	—	—	—	—	—	—	—	—
Series B redeemable convertible preferred stock beneficial conversion feature	—	(505,833)	—	—	—	—	—	—	505,833	—	—	505,833
Accretion of Series B redeemable convertible preferred stock	—	216,919	—	—	—	—	—	—	(216,919)	—	—	(216,919)
Accrued cash dividends payable Series B redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	(100,556)	(100,556)
Series B redeemable convertible preferred stock beneficial conversion feature from repricing	—	—	—	—	—	—	—	—	6,437	—	(6,437)	—
Compensation expense associated with vesting of restricted stock and stock options	—	—	—	—	—	—	—	—	471,354	—	—	471,354
Issuance of Series C convertible preferred stock, net of cash issuance costs of $935,222	—	—	3,110	—	—	—	—	—	—	—	—	—
Accretion of Series C convertible preferred stock	—	—	—	3,110,000	—	—	—	—	(3,110,000)	—	—	(3,110,000)
Accrued dividends payable Series C convertible preferred stock	—	—	—	4,090	—	—	—	—	(4,090)	—	—	(4,090)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,930,158)	(1,930,158)

Balance at September 30, 2007 (unaudited)	400,000	$903,418	3,110	$3,114,090	900,000	$2,366,781	51,004,166	$51,004	$6,733,834	$37,850	$(15,968,951)	$(9,146,263)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements of Avicena Group, Inc. (the “Company” or “we”) are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2006 (the “December 31, 2006 financial statements”). The unaudited financial statements, in our opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of the operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007, and 2006. The results of the operations for such interim periods are not necessarily indicative of the results to be achieved for the full year.

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

2. Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the December 31, 2006 financial statements filed on Form 10-KSB. Other than as set forth below, there have been no changes since the end of fiscal 2006 to the significant accounting policies followed by the Company.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) EITF 00-19-2, “Accounting for Registration Payment Arrangements”. This FSP addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted this FSP effective January 1, 2007. In accordance with FSP EITF 00-19-2, we reviewed the terms of the registration rights agreements associated with the warrants and Preferred Stock we have issued. The Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) issued on April 2, 2007 contained such potential penalties unless the Company filed a registration statement by June 22, 2007. The Company has not filed the registration statement as of the date of this filing. Accordingly, the Company recorded a $165,412 contingent liability during the three month period ended September 30, 2007 and $316,199 during the nine month period ended September 30, 2007, representing penalties at 18% per annum times the stated value of the Series B Preferred Stock and warrants for such a failure. The potential delay is estimated to range from 200 to 252 days. The Company has accrued contingent expenses at the high end of that range. As part of the Series C financing, the Series B holders agreed to waive events of default stemming from this failure. However, the Company is still obligated to pay the related penalties until such time as the registration statement is filed.

The Company also examined the registration rights agreement it entered into in conjunction with the Series C Convertible Preferred Stock (“Series C Preferred Stock”) issued on September 24, 2007. These securities also contained penalties for failure to file a registration statement by November 23, 2007. At this time, the Company does not believe it will be able to meet these requirements. As a result, the Company recorded a contingent liability of $200,906 representing penalties at 2% per month times the stated value of the Series C Preferred Stock. The potential delay is estimated to range from 46 to 98 days. The Company has accrued contingent expenses at the high end of that range. This charge was taken against net loss for the period ending September 30, 2007.

We also determined that the warrants issued to date do not meet the requirements for equity classification as defined in EITF
00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. As a result, they remain classified as liabilities and are subject to mark-to-market accounting at the end of each accounting period.

In June of 2006, the FASB issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

3. Stock-Based Compensation

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock to employees, directors and consultants under its 1999 Stock Incentive Plan, as more fully described in Note 8 to the financial statements in the Form 10-KSB for the period ending December 31, 2006. Under the 1999 plan, employees, non-employee directors and consultants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plan is administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant, have a term of ten years, and vest over terms of three years from the date of grant.

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

As a result of adopting SFAS 123(R), the Company has recorded stock-based compensation for the three and nine month periods ending September 30, 2007 of $241,135 and $443,495 as a charge to operations. For the three and nine month periods ending September 30, 2006, the Company recorded stock-based compensation of $0 and $1,513 as a charge to operations.

Options and Restricted Stock Issued Under the 1999 Plan

During the nine month period ended September 30, 2007, the Company received $8 in proceeds as a result of the exercise of employee stock options. A summary of options and restricted stock activity under the 1999 Plan at September 30, 2007 is as follows:

Number of Options
Authorized (includes options and restricted stock)	9,054,384

Options for common stock awarded and exercised	4,413,544
Options for common stock awarded and outstanding	816,000
Restricted stock awarded	1,007,997

Available for grant	2,816,843

Vested options	49,000

Vested restricted stock	705,499

Options and Restricted Stock Issued Outside of the 1999 Plan

In addition, the Company’s Board of Directors also authorized options to be issued outside the 1999 Plan. At December 31, 2004, the Company had outstanding options outside the 1999 Plan to purchase a total of 5,891,277 shares of common stock. In 2005 options to purchase 112,953 shares were granted in connection with the issuance of Series C Preferred stock, options to purchase

252,953 shares were exercised for cash and options to purchase 5,724,677 shares were exercised cashlessly. At September 30, 2007, the Company had options to purchase 26,600 shares of common stock outstanding outside the 1999 Plan. These are fully vested and exercisable at $.07 per share through 2012. The Company also awarded 3,047,858 shares of restricted stock in 2005 outside of the 1999 Plan. See Note 4 below for a reconciliation of all restricted stock issued both in and out of the 1999 Plan prior to and during the nine months ended September 30, 2007.

Summary of Options Issued both Under and Outside the 1999 Plan

At September 30, 2007, the Company had outstanding options to purchase 842,600 shares of common stock that were issued both inside and outside the 1999 Plan. At September 30, 2007, 75,600 of those options were exercisable.

A summary of the changes in stock options outstanding under the Company’s equity-based compensation plans during the nine-month period ended September 30, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	204,926	$.03
Granted	775,000	$5.75
Exercised	(21,550)	$.00
Forfeited/cancelled	(115,776)	$.40

Options outstanding at September 30, 2007	842,600	$5.24	9.26	$130,680

Options exercisable at September 30, 2007	75,600	$.07	6.34	$130,680

Valuation Assumptions for Stock Options

The fair value of stock options granted during the nine months ended September 30, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 4.62%, expected life of option grants 6.1 years, expected volatility of 90%, expected dividend rate of 0%. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on an examination of comparable peer companies in the Biotechnology industry. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on comparable companies. Given the Company’s limited history as a public company and limited issuance of stock options in the past, the expected term was instead based upon examination of the expected terms of comparable publicly traded companies in the Biotechnology industry with stock options that have similar characteristics.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $4.20 per share. The remaining unrecognized compensation cost related to unvested awards at September 30, 2007 was approximately $2,458,000 and the weighted average period of time over which this cost will be recognized is 2.54 years.

No options were granted during the nine month period ended September 30, 2006.

Non-employee Stock Option Awards

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123(R) and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in connection with Selling, Goods or Services” (“EITF 96-18”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”) over the respective vesting periods of the stock options, generally three years. The grants generally vest semi-annually and such vesting is contingent upon future services provided by the consultants to the Company. Options remaining unvested for the non-employees are subject to re-measurement each reporting period prior to vesting in full. Since the fair market value of the options issued to the non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges. In April 2007, the Company granted stock options of 10,000 shares to non-employees. The fair value of the options issued to non-employees of $39,629 was originally estimated at issuance using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 4.62%; expected term 10.0 years; expected volatility of 90%; expected dividend rate of 0%. During the three months ended September 30, 2007, the stock award granted to a non-employee for 8,000 of these shares was cancelled when the individual terminated their relationship with the company prior to any of the shares being vested. The Company recorded consultant related stock-based compensation expense of $0 and $6,554 for the three and nine months ended September 30, 2007. The Company did not have any non-employee stock option expense during the three and nine month periods ended September 30, 2006. At September 30, 2007, the fair value of the options issued to non-employees was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 5.03%, expected term 9.55 years, expected volatility of 90%, expected dividend rate of 0%.

4. Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

	Number of Shares	Weighted average grant date fair value
Restricted stock nonvested at December 31, 2006	1,916,428	$0.14
Granted	—	$—
Vested	(933,214)	$0.14
Cancelled	(50,000)	$0.14

Restricted stock nonvested at September 30, 2007	933,214	$0.14

Restricted stock vested at September 30, 2007	2,972,642	$0.14

The amount of stock compensation expense related to restricted stock amortized during the three and nine month periods ending September 30, 2007 was $7,868 and $27,575 respectively.

During the nine months ended September 30, 2007, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company. 100,000 shares of restricted stock, of which 50,000 were vested and 50,000 were unvested, were cancelled during the nine month period ended September 30, 2007 as part of a settlement agreement with a former vendor.

5. Net Loss Per Share

The computation of basic and diluted loss per common share is based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, convertible debt and warrants.

Common stock equivalents (which during the nine month period ended September 30, 2007 consisted of options to purchase 842,600 common shares, convertible preferred stock convertible into 2,503,635 common shares, stock subscriptions for 8,340 shares of common stock and warrants to purchase 3,416,251 common shares) were not considered in the computation of diluted net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share. Similarly, the impact of options to purchase 246,926 shares of common stock, stock subscriptions for 8,340 shares of common stock and warrants to purchase 671,487 common shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the nine-month period ended September 30, 2006.

6. Convertible Promissory Note

Convertible Promissory Note: On July 30, 2007, the Company terminated the March 20, 2007 Convertible Promissory Note with BioTech Ventures III. There were no advances on the note during 2007. The Company paid the remaining $26,222 in accrued interest to the lender as part of the termination of the note.

The Company recorded a charge of $1,293,196 as interest expense during the three month period ended September 30, 2007 when the Convertible Promissory Note was terminated to reflect the elimination of the unamortized portion of the deferred financing costs related to the note.

7. Convertible Preferred Stock

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

The Company classified the Series B Preferred Stock outside of permanent equity. The warrants were classified as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” as the warrants are subject to certain anti-dilution provisions which the Company may not have sufficient authorized shares to settle warrants. As a result of the liability classification of the warrants, the warrants are required to be recorded at fair value. As such, the Series B Preferred Stock was initially recorded net of issuance costs of $137,738 and the fair value of the warrants of $669,930. The calculated value of warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.54%, a volatility of 90%, a term of 5.00 years, and a dividend yield of 0%. In addition, a discount of $505,833 was recorded to reflect the intrinsic value of the beneficial conversion feature associated with the Series B Preferred Stock at issuance. As the Series B Preferred Stock is redeemable, the discount related to the issuance costs, warrants and beneficial conversion feature is accreted through the earliest redemption date. The accretion recorded during the three and nine months ended September 30, 2007 was $110,257 and $216,919, respectively.

The Series B Preferred Stock ranks pari passu with the Company’s Series A Preferred Stock and senior to the shares of Common Stock with respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Each holder of Series B Preferred Stock is entitled to receive cumulative dividends of 10% per annum payable semi-annually in arrears, on each April 1 and October 1, beginning October 1, 2007 and on each redemption and conversion date and are payable in cash. At September 30, 2007, a cash dividend payable of $100,556 is included in liabilities of in the balance sheet. The shares of Series B Preferred Stock have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series B Preferred Stock (“Certificate of Designation”) and as otherwise required by law. However, as long as Series B Preferred Stock having a stated value of at least $1,000,000 remains outstanding, the buyers of the Series B Preferred Stock have the ability under the Securities Purchase Agreements to cause their nominees to be appointed to the Company’s Board of Directors in the event of various uncured Events of Default (as defined in the Certificate of Designation) and could potentially control a majority of directors on the Board of Directors if the particular Event of Default continues uncured for a sufficient period of time, as described in the Securities Purchase Agreements. At such time as the outstanding amount of Series B Preferred Stock has a stated value of less than $1,000,000, the buyers agree to cause their nominee(s) to resign from the Board of Directors. The Series B Preferred Stock has the right to convert into common stock at an initial conversion price of $5.00 per share, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. The conversion price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the Certificate of Designation. The Series B Preferred Stock will automatically be redeemed three years after the date of the issue, and the holders of Series B Preferred Stock have the right to have the Series B Preferred Stock redeemed upon the occurrence or non-occurrence of various events. The Company also has the right to redeem the Series B Preferred Stock under certain circumstances, as set forth in the Certificate of Designation.

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

As part of the Securities Purchase Agreements, the Company agreed to file a registration statement with the SEC covering the shares of common stock underlying the Series B Preferred Stock and the warrants. The filing deadline was June 23, 2007 and the deadline to have underlying shares registered is the earlier of 90 days after the registration statement is filed or September 21, 2007. Failure to timely file or go effective, which failure continues for a set period of time, is among the Events of Default which give the holders of the Series B Preferred Stock and the warrants the right to have their Series B Preferred Stock and warrants redeemed by the Company. On June 22, 2007 the holder of the Series B Preferred Stock agreed to a waiver allowing the Company until July 31, 2007 to file the Registration Statement. Although at time of issuance, the Company did not believe penalties for failure to meet the Registration Rights requirements would be likely, based upon subsequent developments, the Company has now determined that such penalties are likely. As a result, the Company accrued a contingent liability of $165,412 during the three-month period ended September 30, 2007 and $316,199 during the nine-month period ended September 30, 2007 representing penalties at 18% per annum times the stated value of the Series B Preferred Stock and the associated warrants. The potential delay and related penalties is estimated at up to 120 days.

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

Series C Convertible Preferred Stock: On September 24, 2007, the Company entered into a Securities Purchase Agreement whereby it agreed to sell in multiple closings, of up to 19,700 shares of Series C Preferred stock, at a purchase price of $1,000 per share and the related warrants. In the initial closing on September 24, 2007, the Company sold 3,110 shares of Series C Preferred Stock and the related warrants for a purchase price of $3,110,000. The remainder of the Series C Preferred Stock and related warrants were permitted to be sold in one or more subsequent closings, through October 26, 2007. No additional closings occurred by that date. In addition, the Company provided the holders of its Series A and B Preferred Stock the option to convert, as part of a subsequent closing, their shares of Series A and B Preferred Stock and the warrants issued as part of the Series A and B Preferred Stock issuances into shares of Series C Preferred Stock and warrants on a dollar-for-dollar basis. However, none of the Series A or B holders has converted into the Series C Preferred Stock as of the date of this filing. The Series B Preferred shares and associated warrants were subject to certain anti-dilution provisions as discussed in Note 8.

Certificate of Designation

The shares of Series C Preferred Stock have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series C Preferred Stock and as otherwise required by law.

The Series C Preferred Stock is convertible into common stock at a conversion price of $3.35 per share of common stock, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. Holders of shares of Series C Preferred Stock are entitled to receive cumulative dividends of 8% per annum times the liquidation value of the stock, payable upon conversion or redemption, at the Company’s option, in either registered stock or cash. The Company has chosen to accrue this dividend in stock. At September 30, 2007, the Company has recorded cumulative stock dividends of $6,437. Upon the occurrence or non-occurrence of certain events, as specified in the Certificate of Designation, the holders of Series C Preferred Stock may also require the Company to redeem the Series C Preferred Stock.

Series C-1 Warrants

The Series C-1 warrants may be exercised to purchase up to a number of shares of common stock equal to seventy-five percent (75%) of the number of shares of common stock issuable upon conversion of such Investor’s shares of Series C Preferred Stock. The Series C-1 warrants have a term of five years from the date of issuance and have an initial exercise price of $4.19, subject to adjustment for recapitalizations, reclassifications or similar transactions and subject to anti-dilution adjustments. The Series C-1 warrants can be exercised in cash or, if the registration statement (as defined below) is not effective by September 24, 2008, subsequently by cashless exercise.

Series C-2 Warrants

The Series C-2 warrants may be exercised to purchase up to the number of shares of common stock equal to the quotient when the total dollar amount of the investment made by such Investor is divided by $4.61, the initial exercise price of the Series C-2 warrants, subject to adjustment for recapitalizations, reclassifications or similar transactions and subject to anti-dilution adjustments. The Series C-2 warrants are exercisable only through September 23, 2008, and can be exercised only in cash.

Series C-3 Warrants

The Series C-3 warrants may be exercised to purchase up to a number of shares of common stock equal to seventy-five percent (75%) of the number of shares actually purchased by each Investor pursuant to one or more exercises of its Series C-2 warrant. The Series C-3 warrants have a term of five years from the date of issuance and has an initial exercise price equal to $5.76, subject to adjustment for recapitalizations, reclassifications or similar transactions and subject to anti-dilution adjustments. Each Series C-3 warrant can be exercised in cash or, if the registration statement is not effective by September 24, 2008, by cashless exercise.

Series C Convertible Preferred Stock Accounting Treatment:

The Company has classified the Series C Preferred Stock outside of permanent equity. The warrants was classified as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” as the warrants are subject to certain registration rights which are outside of the control of the Company and may allow for cash redemption. As a result of the liability classification of the warrants, the warrants are required to be recorded at fair value. As such, the Series C Preferred Stock was initially recorded net of issuance costs of $935,222 and the fair value of warrant of $2,919,415. Because the sum of the warrant value and issuance costs exceed the gross proceeds, a non-cash interest charge of $744,637 was recorded and the Series C Preferred Stock was initially recorded at $0. The calculated value of warrants was determined using the Black-Scholes option pricing model with the following assumptions: C-1 warrants—An assumed risk-free interest rate of 4.31%, a volatility of 90%, a term of 5.00 years, and a dividend yield of 0%. The C-1 warrants were initially valued at $1,450,631; ;C-2 warrants: An assumed risk-free interest rate of 4.09%, a volatility of 90%, a term of 1.00 year, and a dividend yield of 0%. The C-2 warrants were initially valued at $497,272; C-3 warrants: An assumed risk-free interest rate of 4.31%, a volatility of 90%, a term of 5.00 years, and a dividend yield of 0%. The C-3 warrants were initially valued at $971,512. In addition, the Company calculated the intrinsic value of the beneficial conversion feature associated with the Series C Preferred Stock to be approximately $1,274,000. As no value was allocated to the preferred stock and the amount of the discount assigned to the beneficial conversion feature is limited to the value of the preferred stock, no additional discount was recorded.

The Series C Preferred Stock is immediately convertible and contingently redeemable, but does not have an explicit redemption date, therefore the full amount of the instrument was immediately accredited to conversion value, in accordance with EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”. As a result, the Company recorded a charge of $3,110,000 to additional paid in capital.

Registration Rights Agreement

In connection with the financing, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “Commission”) by November 23, 2007, a registration statement covering the shares of Common Stock underlying the Series C Preferred Stock and the warrants (the “Registration Statement”). The deadline to have the Registration Statement declared effective is February 21, 2008 (or if the Commission conducts a “full review” of the Registration Statement, March 22, 2008). The Company’s failure to file the Registration Statement, or have it declared effective, by the applicable respective deadlines, if either such failure continues for a specified period of time, would constitute one of the “Triggering Events” entitling the holders of the Series C Preferred Stock and the warrants to require that the Company redeem such securities.

Lock-Up Agreements

As a condition to closing the financing, each of the executive officers and directors of the Company entered into a Lock-Up Agreement with the Company, pursuant to which they agreed not to sell their shares of Common Stock for a period of one year following the effectiveness of the Registration Statement, except under certain circumstances as set forth in their respective Lock-Up Agreements. However, after the Registration Statement has been effective for at least six months, each is allowed to sell, during any three month period, up to the number of shares of Common Stock which such person would be allowed to sell under the volume limitations of the Commission’s Rule 144, provided that he or she sells no more than one-third of this quantity in any 30-day period.

Service Agreement

In connection with the financing, the Company entered into a letter agreement dated as of September 10, 2007, with Ethos Global Management (“EGM”), an unaffiliated third party. Pursuant to this agreement, the Company agreed to pay EGM a success fee of at least $786,000 (included as part of issuance costs) in consideration of EGM’s services in support of the financing transaction. If the Company sells additional shares of Series C Preferred Stock, EGM shall be entitled to additional compensation.

Series B Exchange Privileges

None of our Series B holders converted their preferred stock into the Series C Preferred Stock. However, the Series B Preferred Stock contains anti-dilution provisions enabling the holders to exchange their conversion rights, on a dollar for dollar basis, with any subsequently issued securities without formally exchanging their Series B Stock for the Series C Stock. The holders had the right to convert their Series B Preferred Stock into common stock at $3.35 per share as opposed to the $5.00 per share original conversion price. This represents an increase of 197,105 common shares versus the 400,000 shares the preferred stock was originally convertible into. This change generated a $987,045 beneficial conversion feature which is being accreted over the remaining time until the maturity date of the Series B Preferred Stock. The Company recorded a $6,437 charge to retained earnings for this feature during the three and nine month periods ended September 30, 2007.

The Series B warrants also contain a similar anti-dilution protection. The anti-dilution provisions allowed, the exercise price of the warrants was reduced from $7.00 per share to $3.35 per share. The face value of the warrants as originally issued ($1,400,000 or 200,000 shares at $7.00 per share exercise price) was protected entitling the Series B holders to an additional 217,910 warrants at the new exercise price of $ 3.35 per share. The Series B holders now have warrants to purchase 417,910 shares of common stock. All other provisions of the originally issued warrants remain intact. The Company recorded an additional charge of $539,720 to account for the issuance of the additional warrants and the associated re-pricing. This charge was recorded in the gain or loss on change in fair value of warrants.

The Company accounted for the Series B Preferred Stock exchange privileges using the guidance found in EITF 00-27, Issue 3. This guidance states that a beneficial conversion feature must be recognized when a contingent conversion option activates and resets the conversion price of a convertible instrument.

8. Warrants

The Company has issued warrants to purchase 3,416,251 shares of it common stock.

The following is a summary of the warrants outstanding at September 30, 2007:

Date of Issuance	Warrant to Purchase Shares of Common Stock	Exercise Price $	Date of Warrant Expiration
April 21, 2006	666,667	$3.00	June 30, 2009
May 15, 2006	2,783	$10.00	May 15, 2008
June 5, 2006	2,037	$10.00	June 5, 2008
November 13, 2006	200,000	$7.00	December 31, 2011
November 28, 2006	150,000	$7.00	December 31, 2011
November 29, 2006	100,000	$7.00	December 31, 2011
April 2, 2007	417,910	$3.35	April 2, 2012
September 24, 2007	696,269	$4.19	September 23, 2012
September 24, 2007	674,620	$4.61	September 23, 2008
September 24, 2007	505,965	$5.76	September 23, 2012

Total warrants outstanding as of September 30, 2007	3,416,251

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

The warrant associated with the April 2006 Convertible Promissory Note was valued using the Black-Scholes pricing model at $350,501 at September 30, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 4.01%, a volatility of 90%, a term of 1.50 years, and a dividend yield of 0% for the period ending September 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $1,450,552 and $2,579,222 during the three and nine month periods ended September 30, 2007 respectively.

The two warrants associated with the May and September 2006 investment banking services were valued using the Black-Scholes pricing model at $45 at September 30, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 4.08%, a volatility of 90%, a term of 0.63 to 0.66 years; and a dividend yield of 0% for the period ending September 30, 2007. In accordance with EITF 00-19, the warrants have been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $2,729 and $9,675 during the three and nine month periods ended September 30, 2007 respectively.

The three warrants associated with the issuance of Series A Redeemable Convertible Preferred stock (“Series A Preferred stock”) were valued using the Black-Scholes pricing model at $342,324 at September 30, 2007. The calculated values of the warrants were determined using the following assumptions: an assumed risk-free interest rate of 4.16%, a volatility of 90%, a term of 4.25 years, and a dividend yield of 0% for the period ending September 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $952,968 and $1,722,223 during the three and nine month periods ended September 30, 2007 respectively.

The warrant associated with the April 2007 issuance of Series B Preferred Stock was valued using the Black-Scholes pricing model at $438,977 at September 30, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 4.18%, a volatility of 90%, a term of 4.50 years; and a dividend yield of 0% for the period ending September 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $691,589 and $770,674 during the three and nine month periods ended September 30, 2007 respectively. The Company also recorded an unrealized loss of $539,721 during the three and nine month periods ended September 30, 2007 from a change in terms of the warrant from the issuance of the Series C Preferred Stock.

The C-1 warrant associated with the September 2007 issuance of Series C Preferred Stock was valued using the Black-Scholes pricing model at $726,497 for the period ending September 30, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 4.23%, a volatility of 90%, a term of 5.00 years; and a dividend yield of 0% for the period ending September 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $724,134 during the three and nine month periods ended September 30, 2007 respectively.

The C-2 warrant associated with the September 2007 issuance of Series C Preferred stock was valued using the Black-Scholes pricing model at $133,960 at September 30, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 4.05%, a volatility of 90%, a term of 1.00 years; and a dividend yield of 0% for the period ending September 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $363,312 during the three and nine month periods ended September 30, 2007 respectively.

The C-3 warrant associated with the September 2007 issuance of Series C Preferred stock was valued using the Black-Scholes pricing model at $476,277 at September 30, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 4.23%, a volatility of 90%, a term of 5.00 years; and a dividend yield of 0% for the period ending September 30, 2007. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $495,235 during the three and nine month periods ended September 30, 2007 respectively.

9. Subsequent Events

On October 4, 2007, Nasser Menhall, the Chairman of the Company’s Board of Directors, resigned. There were no disagreements with management. On October 9, 2007, the Board elected Belinda Tsao-Nivaggioli as its new Chairman.

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

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of September 30, 2007, we had an accumulated deficit of $15,968,951. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — Three and Nine months ended September 30, 2007 and 2006

Our revenues decreased to $88,608 in the three month period ending September 30, 2007 from $132,190 in the corresponding 2006 period. The three month decrease of $43,584 or 33% versus the same 2006 periods was primarily due to the unusually strong demand by Estée Lauder (“EL”) in the 2006 period. This trend was not repeated in the three months ended September 30, 2007. Revenue for the nine month period ended September 30, 2007 was $342,077, an increase of $29,140 or 9% from the corresponding 2006 period of $312,937. The three month period ended September 30, 2007 also saw the first sales of the Company’s new Nurigene dermaceutical product. This regimen of 5 complimentary skin products was introduced during the final week of the quarter.

Our cost of revenues increased to $32,199 and $85,848 in the three and nine month periods ending September 30, 2007 from $15,969 and $43,378 in the corresponding 2006 periods. The three and nine month increases of $16,230 and $42,470 or 102% and 98%, occurred as a result of increased volume in Neotine sales as well as increased costs of packaging and shipping.

As a result of the higher costs, our gross margin decreased to 64% and 75% in the three and nine month periods ending September 30, 2007 from 88% and 86% during the comparable periods in 2006.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased to $493,353 and $1,554,858 in the three and nine month periods ending September 30, 2007 from $343,605 and $740,086 in the corresponding 2006 periods. The three and nine month increases were $149,748 and $814,772 or 44% and 110% versus the corresponding 2006 periods. These increases are primarily attributable to spending on an FDA required Chronic Toxicity Study. This study is required to for our drug candidates for Parkinson’s Disease, Huntington’s Disease and ALS. An additional Chronic Toxicity study will also be required for these potential products. As soon as we have obtained adequate additional funding, we also expect to incur costs of $742,600 to initiate a clinical trial in support of one of our drug candidates. This amount is carried in prepaid expense and accounts payable at the period ended September 30, 2007. The trial cannot be initiated until it has been paid in full. The three and nine month expense increases are also attributable to preparation for an FDA meeting regarding our ALS drug candidate and development expenses for our Nurigene skin treatment line.

Selling and marketing expenses increased to $438,925 and $978,223 for the three and nine month periods ending September 30, 2007 versus $224,639 and $673,972 in the corresponding 2006 periods. The three and nine month increases were $214,286 and $304,251, or 95% and 45%, over the comparable 2006 periods. The primary reasons for the increases were marketing expenses for the expected Nurigene launch which occurred in September 2007. Sales and marketing expenses in both periods primarily consisted of salaries, and costs for advertising, public relations, our web site, consulting and product design and development.

General and administrative expenses consist mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. Total general and administrative expenses increased to $1,355,570 and $3,287,022 in the three and nine month periods ending September 30, 2007 from $514,472 and $1,609,352 in the comparable 2006 periods. This represents increases of $841,098 and $1,677,670 or 163% and 104% versus the corresponding 2006 periods. The primary reasons for the increases in 2007 compared to 2006 were an increase in legal fees stemming from the Series C Preferred Stock financing and the two lawsuits against the Company which have been settled, investment banking and investor relations costs associated with the Company being publicly held and FAS123(R) non cash expenses associated with stock options issued in 2007 to employees and directors and contingent registration rights penalties associated from the delay in filing the registration statement for our Series B and C Preferred Stock.

Interest expense increased to $2,119,631 and $2,504,457 during the three and nine month periods ended September 30, 2007 versus $609,927 and $1,029,112 in the corresponding 2006 periods. The three and nine month increases of $1,509,704 and $1,475,345 or 248% and 143% higher versus the corresponding 2006 periods. The primary reason for these increases was the voluntary termination of the Company’s Convertible Promissory Note, as further described in Note 6, in July 2007. This resulted in a non-cash interest expense charge of $1,293,196 to write-off the remaining balance of the deferred financing costs related to the note. Interest expense during the three and nine month periods ending September 30, 2007 consisted primarily of non-cash interest expense to amortize the value of the commitment fee associated with the Biotechnology Ventures note from April 2006 and the write-off of the unamortized balance of the deferred financing asset when the note was terminated and the $744,637 non-cash interest charge stemming from the Series C Preferred Stock issuance. The Company recorded interest income of $4,580 and $13,419 during the three and nine month periods ended September 30, 2007. These represent increases of $4,579 and $10,610 versus the comparable periods in 2006.

The Company also recorded non-cash gains of $4,140,798 and $6,124,754 during the three and nine month periods ended September 30, 2007 to mark-to-market the warrant liabilities associated with its April 2006 convertible promissory note, warrants to GP Group for investment banking services and warrants issued in connection with the sale of our Series A, B and C Preferred Stock.

Liquidity and Capital Resources — Nine months ended September 30, 2007 and 2006

At September 30, 2007, we had available cash of $1,561,456 compared to $1,105,899 at December 31, 2006 and $94,697 at September 30, 2006. We also had $200,000 of restricted cash at September 30, 2007, reserved for the payment of cash dividends on our Series B Preferred Stock. As further described in Note 6, the Company terminated its convertible promissory note in the amount of up to $3,500,000 with The Biotechnology Ventures (III) Capital Trust on July 30, 2007.

Cash used in operations was $3,580,486 for the nine months ended September 30, 2007, compared with $1,324,345 for the same period in 2006. This increase in cash used of $2,256,141 was primarily caused by a significant increase in cash operating expenses, as described above.

For the nine months ended September 30, 2007 versus the same period in 2006, general and administrative expenses increased by $1,677,670, research and development expenses increased by $814,772 and sales and marketing expense increased by $304,251.

As soon as we have obtained adequate additional funding, we also expect to incur costs of $742,600 to initiate a clinical trial in support of one of our drug candidates. This amount is carried in prepaid expense and accounts payable at the period ended September 30, 2007. The trial cannot be initiated until it has been paid in full.

Working Capital. Working capital declined from positive working capital of $850,092 at December 31, 2006 to a working capital deficit of $310,580 at September 30, 2007. This decrease in working capital of $1,160,672 was primarily due to increased cash operating expenses and accounts payable stemming from costs for a significant clinical trial as described above.

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

Failure to consummate additional financing through the sale of promissory notes or additional capital would likely force the Company to curtail operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our unrestricted cash and cash equivalents of $396,399 as of November 19, 2007 are only sufficient to fund our operations through January 2008. Our ability to continue operations after January 2008 depends on our ability to arrange additional funding or make alternative arrangements to fund our operations.

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO CONTINUE TO INCUR LOSSES AND RELY EXTENSIVELY ON EXTERNAL FINANCING TO MAINTAIN OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL EXTERNAL FINANCING, WE WOULD BE REQUIRED TO FURTHER LIMIT, SCALE BACK OR CEASE OUR OPERATIONS ENTIRELY. OUR RISK FACTORS HAVE CHANGED SINCE THE FORM 10-KSB FOR THE PERIOD ENDED DECEMBER 31, 2006 WAS FILED. THEY NOW INCLUDE THE FOLLOWING ADDITIONAL RISKS:

Unless we are able to secure significant amounts of additional funding in a timely manner, we may not be able to continue operations past January 2008 or to pay our accumulated debts.

The Company’s current cash position is extremely limited. As of November 19, 2007, the Company’s cash balance was $396,399, and its accounts payable were $1,275,634. We currently anticipate that such cash balance will support operations only through January 2008. Accordingly, we are continuing to actively seek additional external financing. However, to date, we have been unable to secure such financing. Unless we are able to obtain adequate financing in a timely manner, we will be required to substantially scale back or cease our operations entirely. In addition, we do not currently have enough cash on hand to pay our existing accounts payable and other anticipated short-term cash expenses.

Even if we do obtain additional financing, such financing may be on extremely burdensome terms which may significantly dilute existing common shareholders.

We are continuing to search for additional equity financing. However, there is no guaranty that we will be able to identify and reach agreement with institutions or individuals interested in making substantial equity investments in the Company. Even if we do find and reach agreement with investors, it is likely that they will be willing to invest only on terms that are highly dilutive to existing stockholders. The issuance of such additional financing must be approved by the holders of each class of the Company’s outstanding Preferred Stock. It is possible that the holders of one or more class will not consent to such financing, or will demand additional accommodations which are further dilutive to the common stockholders.

Unless we can obtain additional funding, we may be forced to discontinue or delay some or all of our clinical trials.

We currently provide the drug candidates, placebos and limited financial support to the external organizations that perform the clinical trials for our potential drug candidates. Unless we are able to obtain adequate additional financing in a timely manner, it is possible that some or all of these clinical trials may be halted, delayed or cancelled. Any disruption, delay or cancellation of any clinical trial in which we are involved would be highly damaging to our relations with the scientists and researchers, the supporting organizations and all of our other clinical research collaborators.

If any collaborator terminates or fails to perform its or their obligation under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.

Given our limited cash reserves, it is possible that some of the external organizations which sponsor our clinical trials may delay, halt or cancel the trials which are currently underway. Were this to occur, it would delay or terminate the development and commercialization of some of our drug candidates.

Material Off-Balance Sheet Arrangements

The Company has no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer (its principal executive officer and principal accounting and financial officer, respectively), the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2007 are effective in controlling and reporting the financial results of the Company’s operations, except as discussed below.

Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their limited review for the three and nine month periods ended September 30, 2007 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. Vitale, Caturano & Company’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments that were made in the course of the review process.

The matters identified by Vitale, Caturano & Company have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified by Vitale, Caturano & Company is attributable in significant part to the early development stage of the Company, capital constraints resulting from insufficient financing, and a lack of full-time internal and centralized accounting and finance personnel during the three and nine month periods ended September 30, 2007.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls and procedures over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY

Please refer to Note 7 Preferred Stock, regarding the Company’s sale of additional unregistered Series B Preferred Stock on March 30, 2007 and Series C Preferred Stock on September 24, 2007.

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

Under the terms of its Series B Preferred Stock, the Company was required to file a registration statement with the SEC covering the shares of Common Stock underlying the Series B Preferred Stock and the warrants. The initial filing deadline was June 23, 2007 and the deadline to have underlying shares registered is the earlier of 90 days after the registration statement is filed or September 21, 2007. Failure to timely file or go effective, which failure continues for a set period of time, is among the Events of Default which give the holders of the Series B Preferred Stock and the warrants the right to have their Series B Preferred Stock and warrants redeemed by the Company. On September 22, 2007 the holder of the Series B Preferred Stock agreed to a waiver allowing the Company until November 1, 2007 to file the Registration Statement and waiving their right to have the Preferred Stock and warrants redeemed in the event the Company does not do so. The Registration Statement was not filed by that date. As a result, the Company has recorded a contingent liability of $221,951 as of September 30, 2007 reflecting the amount deemed likely owed to the investor.

ITEM 4.	EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 19, 2007.

31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated November 19, 2007.

32	Rule 13a-14(b) Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated November 19, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avicena Group, Inc.

Date: November 19, 2007	/s/ Michael Sullivan
Michael Sullivan Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 19, 2007	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli Chief Executive Officer (Principal Executive Officer)