Form 10KSB
period 2007-12-31
Avicena Group, Inc.
filed 2008-04-15
CIK 1317092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer’s revenues for its most recent fiscal year: $420,615

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $11,672,144 based on the last price at which the shares were sold on February 29, 2008 of $0.23 per share. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate, and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission

As of December 31, 2007, the registrant had 50,748,453 shares of Common stock, par value $0.001 per share, outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

IN DEX

PART I

Avicena ® and NEOtine ® are registered trademarks, and PURE ENERGY ™ , PURE ENERGY FOR HEALTHY SKIN™ and Nurigene™, are trademarks, of the Company. All other trademarks, service marks and trade names referred to in this Form 10-KSB are the property of their respective owners.

Item 1.	Description of Business

We are a late-stage biotechnology and nutraceutical company which seeks to develop and commercialize distinctive drug, cosmetic and nutritional products that deliver value by improving the lives of patients by regulating critical energy processes which occur within cells. We are currently licensing cosmeceutical products and selling a nutraceutical product. While none of our drug candidates have yet been approved for commercial sale, we have five products in clinical trials of which two products are in Phase III trials, two products are in Phase II trials and one product in Phase I trials.

Development of Business

Our predecessor company, Amira, Inc., was formed in 1989 and was purchased by Repligen Corporation in 1991. From 1991-1994, the Amira business was operated as a division of Repligen, focusing on cancer treatments based upon modulation of energy metabolism. The Avicena Group, Inc. was formed as a Massachusetts corporation in 1993 and purchased the Amira intellectual property from Repligen. We reincorporated as “Avicena Group, Inc.” in Delaware on August 6, 1999.

We agreed on October 26, 2005, to merge with AVN Acquisition Corp. (AVN), a single-purpose company formed to provide financing to the Company. Prior to the merger, the Company had received $1,000,000 in the form of notes payable directly or indirectly from AVN. On November 14, 2005, the Company’s registration statement on Form SB-2 was declared effective and shortly thereafter, on November 23, 2005, the merger with AVN was consummated. When the merger was consummated, we received AVN’s cash assets of $2,000,000 and all amounts due under the loans held by AVN were cancelled as a matter of law. Also as part of the merger, the Company’s then-outstanding shares of Series A and Series B Convertible Preferred Stock were converted into 2.1 shares of common stock, each outstanding share of Series C Convertible Preferred Stock was converted into 1.4 shares of common stock and the outstanding shares of common stock were split on a 1.4 to 1 basis.

As of December 31, 2007, we owned or co-owned eight issued patents in the U.S. and had twenty-two patent applications pending. We hold eleven issued patents in foreign countries and have nineteen patent applications pending.

Our Scientific Foundation

Our research is focused on those biochemicals that influence the body’s ability to modulate cellular energy production via the creatine kinase (CK) system and cellular energy transport via the creatine transporter (CT) system.

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

Company Strategy

Our business strategy is to focus on orphan drugs in our pharmaceutical division, and cosmeceuticals (therapeutic cosmetic ingredients) and nutraceuticals (medical foods and dietary supplements) in our over the counter (OTC) division. This strategy has three phases:

Sell cosmeceutical products to generate funds to support product development.

Selling cosmeceutical products allows us to partially fund the development of our orphan drug products. In 2000, we contracted with Estée Lauder (EL) to supply them with a cosmeceutical agent, based on our patented formulation. In that contract, we granted EL an exclusive worldwide license to include creatine in its products for those uses protected by our patents. Under the agreement, EL must purchase all creatine for uses protected by our patents exclusively from us. EL now includes the ingredient in many of its prestige anti-aging skin-care product lines. In 2007, we signed a distribution agreement with Rita Corporation (Rita). Rita has undertaken to sell our second-generation compounds. We have also developed our own branded line called “Nurigene™”, which is a line of scientifically based advanced skin care products. Nurigene was launched through the web site nurigene.com. Nurigene™ will include our proprietary ingredients, using Avicena’s “Advanced Skin Nourishment” ASN technology. All the products and ingredients are protected by our patents.

Develop Orphan Drug Products.

We are focusing our current research efforts on drugs to treat orphan diseases, principally in the area of neurology, because the government offers market protection to drugs to treat such diseases. We currently have two pharmaceutical product candidates in Phase III trials, one pharmaceutical product candidate that has completed Phase II trials and will be entering Phase III trial and one pharmaceutical product candidate in a Phase I trial. We would benefit financially from these product candidates if and when we receive FDA approval of the related New Drug Applications following completion of all necessary clinical trials.

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

We currently have two pharmaceutical product candidates in Phase III trials, one pharmaceutical product candidate that has completed Phase II trial and will enter Phase III trial, one that has completed Phase II and one pharmaceutical product candidate in a Phase I trial, and expect to begin benefiting from these product candidates if and when we receive FDA approval. While it is impossible to know if and when these projects will produce positive trial data, receive FDA-approval and be successfully commercialized, we hope to begin generating revenue from our drug product now in Phase III trials in 2010. However, if the FDA requires confirmatory data from a second Phase III trial, we would not expect to benefit from this drug product, subject to the foregoing until 2012. Too many outstanding variables – including the availability of trial subjects, the ability of research institutions and investigators to perform their obligations in a timely fashion, the interpretation of trial results , the receipt of orphan drug designations and availability of financing – prevent us from determining when we can expect to generate revenue from our product candidates in Phase II and I trials.

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

Under our standard trial agreements, Avicena and its research institution collaborator agree to study the effectiveness of a certain compound for which use Avicena holds a patent. Funding comes from an outside agency, such as the National Institute of Health (NIH), ALS Association or, Muscular Dystrophy Association. In general, the research institution provides the laboratory facilities and personnel, the funding agency provides funding for the trial, and Avicena provides drugs and on occasion certain funding support. Further, while the research institutions usually own the data resulting from the study, they also allow Avicena to use the data generated from the study for FDA submission.

We are currently participating in five trials (all of which concern neurodegenerative or neuromuscular diseases) and have participated in fifteen prior trials in multiple locations involving over 30 institutions, in which substrates of CK are or were administered to patients with neurodegenerative diseases including (Parkinson’s Disease, Amyotrophic Lateral Sclerosis (ALS), Huntington’s Disease and Creatine Transporter Defect (CTD), neuromuscular diseases (Duchenne Muscular Dystrophy (DMD), Charcot-Marie-Tooth Disease (CMT), Friedrich’s Ataxia and mitochondrial disorders) and recovery from surgery or experiencing a loss of muscle strength (aging, total joint anthroplasty and post-polio syndrome). The following chart summarizes certain information about Avicena’s currently pending trials:

Disease	Nature of Project	Principal Investigator and Academic Affiliation	Avicena Involvement or Contribution*	Status as of 3/1/07 and date trial stated	Expected date of trial completion
ALS	Phase II Futility Study of AL-08 with minocycline vs. AL-08 with Cox II inhibitor	Paul Gordon, Columbia University	One-time payment of $35,000 for the trial and provide AL-08	Completed in Q3 2007	Data presented at Motor Neuron Meeting in Dec 2007

Huntington’s Disease	Open Label Study of HD-02	Steven Hersch, Massachusetts General Hospital	Provide HD-02	In Progress	Data expected Q2 2008

Huntington’s Disease	Phase II Study involving Presymptomatic Patients	Steven Hersch, Massachusetts General Hospital	Provide HD-02 and Placebo	Started Jan 2008	Data expected Q2 2009

Huntington’s Disease	Phase III study of HD-02	Steven Hersch, Massachusetts General Hospital	Provide HD-02 and Placebo	Will start Q3 2008	Data expected 2012

Bioequivalency Study	Comparing CT-09, CT-02 and placebo	Mark Tarnopolsky, McMaster University	One time payment of $80,000 and provide CT-09, CT-02 and placebo	Completed in Q4 2007	Results submitted for publication

Parkinson’s Disease	Phase III study involving PD-02 vs placebo	Karl Kieburtz, University of Rochester	Provide PD-02 and placebo	In progress Began March 2007	Data expected 2012

Chronic Toxicology Study	Preclinical study involving PD-02 and HD-02	Charles River Labs	Provide PD-02/Hd- 02	Started December 2006	Data expected Q2 2009

*	In each trial, Avicena grants the research institution a license to study the patented use.

Neurodegenerative and Neuromuscular Diseases

Our understanding of how to modulate cellular energy levels has specific applications to the treatment of several neurological diseases. The neurodegenerative and neuromuscular diseases include all of the orphan diseases we are currently addressing—ALS, Huntington’s Disease, CTD and DMD. We are collaborating with academic and clinical researchers to develop new therapies to treat these diseases. These new products are designed to and have the objective of prolonging cell life and, in turn, slow the disease’s progress or mitigate its symptoms.

Orphan Drugs to treat ALS. In February 2002, the FDA granted us orphan drug designation for our product AL-02 to treat ALS. We participated in a pilot trial to access the safety and effectiveness of a multi-drug combination (AV-05) to treat ALS. The first phase of the pilot trial was completed in November 2005. Dr. Jeffrey Rosenfeld, the lead investigator of the pilot trial, is currently planning a larger-scale Phase II trial with the same AV-05 compound. In addition, in December 2005, we completed two Phase III studies led by the Carolinas ALS Center in Charlotte, NC and North East ALS Consortium (NEALS) respectively. These studies consisted of 211 patients over twenty sites. The data showed no difference in two prespecified efficacy endpoints but showed positive trend towards decreased mortality and increased survival. Median survival was increased to 87 months for the drug arm compared to 27 months for the placebo arm (p=0.059). A dose escalation study was completed in 2007 and results are being analyzed. Depending on the results, a new Phase III study with median survival as an end-point will be run with the current or a higher dose. A phase II futility study was conducted by Dr. Paul Gordon of Columbia University to evaluate two combinations. These are AL-08/celecoxib vs AL-08/minocycline. The study was completed in Q3 2007 and results were presented at the Motor Neuron Meeting in December 2007. Results showed that AL-08/celecoxib arm won against historical control and the other combination based on ALS Functional Score. This combination will be used in the next Phase II double blind placebo controlled study.

Orphan Drugs to treat Huntington’s Disease. In October 2005, the FDA granted us orphan drug designation for our product, HD-02, to treat Huntington’s Disease. Following two clinical studies on treating Huntington’s Disease with HD-02, one at Cornell Medical Center and one at Katholieke Universiteit Leuven in Belgium, Dr. Steven Hersch of Massachusetts General Hospital led a larger scale, multi-center Phase II trial, which was completed in December 2003. The study results showed that patients tolerated the therapeutic dose well. Further, magnetic resonance imaging (MRI) showed that the brain creatine level of the patients was dramatically increased after the study while the oxidative marker, which is a measure of oxidative injury, was reduced. Following the positive results of the Phase II safety and efficacy study, Dr. Hersch performed a dose-escalating study amongst 10 HD patients. The objective was to determine the maximum tolerated dose, the most effective dose and whether there is corresponding effect on the oxidative marker. We were able to determine the most effective dose with a corresponding reduction in oxidative marker. In fact, MRI showed reduction in cortical thinning in the frontal lobe. After this dose escalation study, we maintained the same 10 patients at the most effective dose for two years in an open label study. The objective was to determine if there are any adverse effects and whether morphometric MRI could be used to follow disease progression by way of cortical thinning. The drug was safe and well tolerated even at high dose. There were no serious side-effects. In fact, HD-02 was able to reduce the rate of disease progression, through measurement of rate of cortical thinning, by approximately 30% over the course of the year. After that time, the rate of cortical thinning stopped. The investigators referred to this a disease modifying drug based upon the outcome. In March 2006, we presented the results of the Phase II safety and tolerability, our dose escalation study and open label study to the FDA and discussed our proposed protocol for a Phase III study. The FDA has agreed to the Phase III protocol but requested that we start the chronic toxicology study prior to patient enrollment. We are currently conducting the chronic toxicology study. We met with the FDA again in Feb 2008. The study design, titration schedule, statistical analysis plan and preclinical study requirements were discussed and agreed. We will be submitting a special protocol assessment for this study as suggested by the FDA. We anticipate the Phase III Huntington’s study to commence Q3 2008.

PD-02 for Parkinson’s Disease. About one million individuals in the U.S. suffer from Parkinson’s Disease. The average age of onset is 50+. The disease, caused by dopamine insufficiency, is characterized by progressive rigidity, bradykinesia (abnormal slowness of movement) and tremor. It is currently treated with Levodopa, but drug resistance increases over time. In Parkinson’s Disease, there is a loss of or damage to the dopamine-producing cells in a portion of the brain called the substantia nigra. Dopamine enables smooth, coordinated function of the body’s muscles and movement. Patients also exhibit widespread increases in oxidative damage in the brain as part of the disease.

In 2003, NIH initiated a systematic analysis of 59 potential neuroprotective agents. Based on preclinical data, ability to cross blood brain barrier, safety and efficacy the NIH selected PD-02 and minocyclince for further study. Following that study, Dr. Karl Kieburtz at the University of Rochester conducted a multi-center, double-blind, futility study comparing the impact of PD-02 or minocycline on the progression of Parkinson’s Disease against placebo using the Unified Parkinson’s Disease Rating Scale. PD-02 had a more significant effect on UPDRS (total and motor scores) and was also better tolerated. The results were published in an issue of the medical journal Neurology. We discussed these results with the FDA in April 2006 and proposed Phase III protocol with the FDA. The trial to explore the efficacy of PD-02 to slow the progression of Parkinson’s disease commenced in March 2007.

Orphan Drugs to treat CTD. We have developed a clinical program, in collaboration with the University of Cincinnati, to support the development of orphan drugs for creatine transporter defect. This disease was discovered only recently, in a small number of patients with severe expressive and cognitive delays. These patients have a defect in a specific creatine transporter gene. If the estimated incidence rate of approximately 2.1% of all X-linked mentally retarded patients is confirmed, this will be the second most common cause of X-linked mental retardation. We are participating in a Phase I trial, which started in February 2003, to assess the ability of creatine supplementation to restore normal levels of creatine in the central nervous system and improve cognition of the affected patients. This trial is open-ended. We are also conducting a larger scale effort to screen for the defect among mentally retarded persons and autistic children. This screening study began in the fourth quarter of 2004. We found several hits in the autism data base. Further tests on the patients are anticipated. The results of the screening study was presented at the annual pediatrics neurology meeting in May 2007.

The female carriers (mothers and sisters of the index patients) have partially defective transporters, allowing only partial transport of creatine into the carriers’ brains, as a result of which the carriers suffer lower cognitive function than normal patients, but higher than the index patients. We started a bioequivalency study comparing CT-09 vs CT-02. This study is conducted by Mark Tarnopolsky at McMaster University. The end-points include blood, urine, brain and muscle creatine levels as well as safety and tolerability. This study was completed in Q4 2007. Results showed that CT-09 behaves like CT-02 and ascorbate in the body, Pharmacokinetics showed that the peak concentration for CT-09 was about 90 minutes after ingestion. Upon completion of this bioequivalency study, we will begin a dose-escalating study for the carriers to determine the optimum doses of CT-09. We anticipate the study will begin in the third quarter of 2008. Upon completion of the dose escalation study, we intend to begin a Phase I/II study involving these carriers to evaluate the efficacy on cognitive function of supplementing with creatine and its analogs, including CT-09. If this study generates successful results, we will apply for orphan drug designation for the product for treating the female carriers and begin to plan for a Phase III study to start in 2009.

To develop analogous therapies for the male index patients, an animal model was needed to screen new therapies. Our collaborators at the University of Cincinnati, who received funding from NIH, are currently developing such a model. We anticipate that this model will be completed by mid-2008, if successful. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation is the first such product to receive FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in limited circumstances, for seven years in the U.S. This market exclusivity lasts for 10 years in the European Union (EU). The FDA may permit additional companies to market a drug for the designated condition if such companies can demonstrate clinical superiority. More than one product may also be approved by the FDA for the same orphan indication or disease as long as the products are different drugs. As a result, the FDA can still approve other drugs for use in treating the same indication or disease covered by one of our product candidates, which could create a more competitive market for us. Moreover, if a competitor obtains approval of the same drug for the same indication or disease before us, we would be blocked from obtaining approval for our product in the U.S. for seven years, unless our product can be shown to be clinically superior.

Proprietary Rights

We believe it is important that our products receive patent protection or orphan drug status or have other factors that limit potential competition. When available and appropriate, we will seek orphan drug status to enhance or provide proprietary protection to a product. A drug that has orphan drug designation and is the first product to receive marketing approval for its product claim, indication or application, receives orphan drug status and is entitled to a seven-year exclusive marketing period in the United States for that product claim and a ten-year exclusive period in Europe for that product claim, indication or application, subject to certain limitations. Applications for orphan drug designation will be made when and where appropriate and available for any additional indications or products that may be licensed in the future.

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

Patents

At December 31, 2007, we owned or co-owned eight issued patents in the U.S. and had twenty-two patent applications pending. We hold eleven issued patents in foreign countries and have nineteen patent applications pending, all of which we filed ourselves. In cases where we own patents or patent applications jointly with a third party, the third party co-owner has granted Avicena an exclusive worldwide, royalty-bearing license to its rights under the jointly owned patents. The following chart summarizes our portfolio of issued U.S. Patents. Pending patent applications are excluded from the chart.

Serial No. / Patent No.	Title	Filing Date Issue Date	Ownership
08/736,967 5,998,457	Use of Creatine Analogues and Creatine Kinase Modulators for the Prevention and Treatment of Obesity and its Related Disorders	10/25/96 12/07/99	Avicena Group, Inc.

08/853,174 6,706,764 B2	Use of Creatine or Creatine Analogues for the Treatment of Disease of the Nervous System	05/07/97 03/16/04	Avicena Group, Inc. The General Hospital Corp.

08/914,887 6,075,031	Use of Creatine Analogues and Creatine Kinase Modulators for the Prevention and Treatment of Glucose Metabolic Disorders	08/19/97 06/13/00	Avicena Group, Inc. Dana-Farber Cancer Institute

09/316,489 6,169,115 B1	Use of Aminoguanidine or Aminoguanidine Analogs for the Treatment of Diseases of the Nervous System	05/21/99 01/02/01	Avicena Group, Inc.

09/316,918 6,288,124 B1	Methods of Inhibiting Undesirable Cell Growth Using an Aminoguanidine Compound	05/21/99 09/11/01	Avicena Group, Inc.

09/344,427 6,242,491 B1	Use of Creatine or Creatine Compounds for Skin Preservation	06/25/99 06/05/01	Avicena Group, Inc.

10/718,846 7,285,573	Use of Creatine or Creatine Analogues for the Treatment of Disease of the Nervous System	11/21/03 10/23/07	Avicena Group, Inc.

11/088,519 7,186,754	Use of Creatine or Creatine Compounds for Skin Preservation	03/23/05 03/06/07	Avicena Group, Inc

In the future, we may explore potential non-orphan drugs addressing oncology, glucose metabolic disorders, obesity and certain opthamological conditions, for which we believe may be covered by certain of our patents.

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

General

We cannot guarantee or otherwise provide assurance that our pending patent applications will result in issued patents, that any of our issued patents will afford protection against a competitor, or that any patents issued or licensed to us could not be challenged, invalidated or circumvented by others. Further, the patent position of biotechnology firms generally is highly uncertain throughout the world, involving complex legal and factual questions. Since patent applications in the United States are maintained in secrecy for a period of time after their filing, and publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months or even years, we cannot be certain that others have not filed patent applications directed toward inventions covered by our pending patent applications or that we were the first to file patent applications on such inventions. We also cannot provide assurance that any application of our technologies will not infringe patents or proprietary rights of others or that, if we need licenses of proprietary rights of others, we will be able to obtain those licenses on reasonable terms, if at all. Furthermore, it is also possible that other parties may challenge the validity or enforceability of any patent owned or licensed by us, and such challenges may be successful or we may lack financial resources to defend against any such challenge. We do not know the extent to which Avicena or our licensees may be required to obtain licenses under other proprietary rights, or the cost and the availability of such licenses.

Patent litigation is widespread in the biotechnology industry. Third parties may bring legal actions against us for patent infringement. If we become involved in such litigation, it could consume a substantial portion of our resources. Also we may lack the financial resources to defend our patents against infringements by others.

We believe that obtaining foreign patents may be more difficult than obtaining domestic patents because of differences in U.S. and foreign patent laws and applications procedures. In addition, foreign patents, if obtained, may not provide the level of protection provided by domestic patents.

Our success depends, in large part, on our ability to obtain patents, maintain trade secrets and operate without infringing the proprietary rights of third parties. If patents do not issue from present or future patent applications, we will likely be subject to greater competition. We also rely upon unpatented proprietary technology, and in the future may determine in some cases that our interest would be better served by reliance on trade secrets or confidentiality agreements rather than patents. In such circumstances, we can provide no assurance that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to such proprietary technologies or disclose such technologies or that we will be able to meaningfully protect our rights in such unpatented proprietary technologies.

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

Current Products

Cosmeceuticals

There is scientific evidence that skin cells work in ways similar to neuronal cells. As in neuronal cells, when substrates of creatine kinase (chemical components of the CK system) enter skin cells, they enhance cellular energy, prolong survival and extend viability. In dermatological applications, these substrates help skin cells resist damage from ultraviolet radiation, hold moisture, remain supple, and increase rates of cell renewal. These processes have applications in anti-aging and wound treatment products.

We have developed a number of cosmetic ingredients that can modulate the cellular energy metabolism of the skin. We have been supplying ingredients to EL for certain of its prestige skin care and hair care lines since 2001. In May 2003, Bumble and Bumble, acquired a range of salon-based hair care products from EL, formulated our cosmeceuticals ingredient into five of its prestige hair care lines.

At present, we are dependent upon EL for substantially all of our revenue.

We have developed second and third generation ingredients, using Avicena’s “Advanced Skin Nourishment” ASN technology. We are in discussion with several cosmetic companies and international distributors of specialty cosmetic ingredients regarding worldwide distribution of our creatine formulations for inclusion in skin care applications.

We have also developed Nurigene™ with a focus in therapeutic benefits. Nurigene™ has tested positively in the clinic and in consumer use tests. Commercial products are currently available. We have launched the Nurigene product through the website www.nurigene.com and are actively looking for a strategic partner to market this line. Channels for Nurigene could include multi-level marketing, spas and specialty stores.

Nutraceuticals

Dietary Supplements

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

Manufacturing

Degussa A.G., Sigma-Tau HealthScience and Finzelberg GmbH & Co. KG manufacture our current cosmeceutical and pharmaceutical raw materials for us. We repackage all cosmeceutical raw materials at our fulfillment house, Prolog Logistics in San Diego. NEOtine and all of the products involved in our clinical programs are compounded by Deseret Labs under Current Good Manufacturing Practice (CGMP) conditions, depending on the application. These are then packaged by APC Industries into single dose form under Food or Drug CGMP conditions, depending on the application. The finished products, NEOtine or products for clinical use are stored at Prolog Logistics. Under our agreement with Degussa A.G., we agree to purchase a set amount of creatine from Degussa A.G. at a set price.

Marketing

Given our current focus on clinical research and the development and protection of intellectual property, we have conducted limited company and product marketing efforts thus far. The focus of principal marketing strategy has been to build awareness of and positive interest in Avicena among the scientific and biotech communities, strategic alliance partners, leading hospital and university research centers, national patient and research advocacy organizations, scientific opinion leaders, and health-involved consumers. Our secondary marketing objective has been to establish the business potential of our products, where possible, to demonstrate in-market proof of concept, such as for NEOtine and cosmeceutical ingredients, and thereby to increase their licensing or acquisition potential. We have implemented this strategy with NEOtine.

We issue news releases as a cost-effective means to communicate significant news and build awareness among our key constituencies. We have selectively sponsored ALS-related charity events to create positive awareness of the Company and build relationships with advocacy organizations. We launched our website, www.avicenagroup.com, in July 2000 with a focus on our research in neurology. The website also provides company background, news, research, and an online store for NEOtine. We have supported and participated in selected research conferences and trade shows as an additional way of creating awareness and building relationships among key audiences. Information on our website is not part of this Form 10-KSB.

Competition

We currently compete on the basis of our patent protection, as well as our trademarks and the quality of our formulations. If we obtain orphan drug designation for any of our products, such designation will provide exclusivity as well. Competition in the pharmaceutical industry is intense. In our efforts to discover and develop new pharmaceuticals and over-the-counter health and dietary products, we compete against a large number of companies, including large multinational pharmaceutical companies and other biotechnology companies that are actively engaged in similar discovery and development efforts. The large multinational pharmaceutical companies and many if not all of competitors may have substantially greater financial and other resources, more extensive experience in conducting clinical testing and obtaining regulatory approvals for their products, substantially larger research, development and marketing staffs and greater production capabilities than we do.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, and marketing, among other things, of our products. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, and/or criminal prosecution. Please see Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors for additional discussion of risks related to regulatory compliance.

Drug Approval Process

No drug may be marketed in the U.S. until the drug has received FDA approval. The steps required before a drug may be marketed in the U.S. include but not limited to:

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

Post-Approval Requirements

If the FDA approves of one or more of our products, we will be required to comply with a number of post-approval requirements. Post-approval requirements include but are not limited to holders of an approved NDA are required to report certain adverse reactions to the FDA and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including withdrawal of the product from the market and possible commercial liability. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

FDA “Orphan Drug” Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the FDA publicly discloses the identity of the therapeutic agent and its potential orphan use. Orphan drug designation does not convey an advantage, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. However, orphan drug status does not protect against another formulation or drug of materially different composition from being approved, with or without orphan drug status, for the same indication. Further, even if the FDA approves an NDA for a drug with orphan drug designation, the FDA may still approve the same drug for a different indication, or a molecular variation of he same drug for the same indication. In addition, the FDA does not restrict doctors from prescribing an approved drug for uses not approved by the FDA for that drug. As well, orphan drugs usually receive ten years of marketing exclusivity in the European Union.

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

Employees

As of April 1, 2008, we had three full-time employees and three part-time employees, of whom three are involved in product development and three in operations. None of our employees are represented by a labor union. We consider our employee relations to be good.

Item 2.	Description of Property

Our executive offices consist of 581 square feet of office space located in at 228 Hamilton Avenue in Palo Alto, California. We lease the space for $14,106 per month under a lease agreement that expires on March 31, 2008. It automatically renews prior to expiration for one year terms unless altered by the Company.

Item 3.	Legal Proceedings

A lawsuit was filed against Avicena on or about December 14, 2006 in the Superior Court for the State of California, County of San Diego entitled, “Mitra Rebek and Julius Rebek v. Avicena Group, Inc., Belinda Tsao-Nivaggioli and Nasser Menhall”. In the lawsuit, the plaintiffs asserted claims for conversion, unjust enrichment and breach of fiduciary duty arising from their ownership of Avicena common stock. The plaintiffs allege that Avicena, Tsao-Nivaggioli and Menhall failed to remove certain restrictive legends from their Avicena Stock Certificates. A settlement of the matter was reached and the case was dismissed on May 11, 2007.

A lawsuit was filed against Avicena by Akiva Gross, on or about January 5, 2007 in the Court of Chancery of the State of Delaware in New Castle County entitled “Akiva Gross v. Avicena Group Inc.” In the lawsuit, the plaintiff asserts a claim for breach of contract arising from his ownership of Avicena common stock. The plaintiff alleges that Avicena failed to remove certain restrictive legends from his stock certificate. A settlement of the matter was reached and the case was dismissed on May 3, 2007.

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

Market Information

The shares of common stock of Avicena Group, Inc. commenced trading on the Over the Counter Bulletin Board (symbol AVGO) on March 24, 2006. The shares were not publicly traded during the year ended December 31, 2005. The following table sets forth the high and low bid prices for the common stock for the periods indicated as reported on the Over the Counter Bulletin Board:

Year Ended December 31, 2006	High	Low
First Quarter	$2.75	$2.75
Second Quarter	5.26	2.90
Third Quarter	6.05	5.40
Fourth Quarter	6.76	5.65

Year Ended December 31, 2007	High	Low
First Quarter	$6.10	$5.20
Second Quarter	5.80	4.00
Third Quarter	4.60	1.65
Fourth Quarter	1.80	0.17

Since Over-the-Counter market quotations are provided, the quotations reflect inter dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Number of Holders

As of March 20, 2008, the Company’s common stock was held by 305 shareholders of record. The Company issued 900,000 shares of its Series A Redeemable Convertible Preferred Stock in the fourth quarter of 2006 and such shares were held by four investors as of December 31, 2007. The Company issued 400,000 shares of its Series B Redeemable Convertible Preferred Stock in the second quarter of 2007 and such shares were held by one investor as of December 31, 2007. The Company issued 3,110,000 shares of its Series C Convertible Preferred Stock in the third quarter of 2007 and such shares were held by four investors as of December 31, 2007. See discussion of the changes in Preferred Stock in 2007 in Note 6, Convertible Preferred Stock, to the Financial Statements for the period ending December 31, 2007.

Dividends

No cash dividends were paid on common shares during the years ended December 31, 2007, 2006 and 2005. We have not paid any cash dividends on common shares since our inception and do not foresee declaring any cash dividend on our common stock in the foreseeable future. The Series A, B and C Preferred Stock, rank prior to the common stock which will limit the ability of the Company to declare dividends on the common stock in the future.

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

Our 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. Our 1999 Plan also permits grant of shares of common stock, subject to our right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of December 31, 2007, 2,816,843 shares remain available for future grants under the 1999 Plan.

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

The following table sets forth, as of December 31, 2007, information concerning shares authorized for issuance under the 1999 Plan:

	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under the 1999 Plan (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders*	816,000	$5.41	2,816,843

*	Avicena’s sole equity compensation plan has been approved by stockholders.

Recent Sales of Unregistered Securities

Pre-Merger Preferred Stock Issuances: Between January 18, 2004 and February 23, 2005, we issued a total of 910,858 shares of Series C Preferred Stock to a total of six investors for the aggregate consideration of $910,858. Of this consideration, we received $780,177 in 2004 and $130,681 during the first quarter of 2005. Three of the investors were non-U.S. investors and such issuances were exempt pursuant to Regulation S promulgated under the Securities Act. The other investors were U.S. residents and the issuances to these individuals were exempt from registration pursuant to Section 4(2) of the Securities Act.

In connection with the offer and sale of the Series C Preferred Stock, we engaged H.K. Properties Limited (“HK”) to assist in the identification of investors on a “best efforts” basis, pursuant to that certain Series C Financial Advisory Agreement (the “Advisory Agreement”) dated as of March 11, 2002, with HK. Pursuant to the terms of the Advisory Agreement, (i) HK earned a financial advisory fee equal to 10% of the total purchase price of all shares of Series C Preferred Stock sold to investors identified by HK upon the sale of such shares, (ii) we issued to HK or persons designated by HK five year warrants to purchase one share of our common stock for each share of Series C Preferred Stock sold to such investors, up to an aggregate of 5,600,000 shares of common stock, at an exercise price of $.07 per share. The Advisory Agreement terminated on March 11, 2005, in accordance with its original terms.

Pursuant to the Advisory Agreement with HK, we issued a total of 910,858 options and warrants to purchase common stock to the same investors who purchased Series C Preferred Stock in the issuance listed above. Such option and warrant issuances were exempt from registration on the same basis as the related stock issuances.

Series A Redeemable Convertible Preferred Stock: On November 17, 2006, the Company’s Board of Directors approved the issuance of a private placement memorandum. This financing authorized the issuance of up to 3,500,000 units. Each unit consists of one share of the Company’s unregistered Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”) par value $0.001 per share, and a warrant to purchase one half share of the Company’s unregistered common stock at an exercise price of $7.00 per share. The units were offered solely to a limited number of non-U.S. citizens in compliance with Regulation S. The Series A Preferred Stock is senior to common stock in liquidation and dividend right. At any time between June 30, 2007 and December 31, 2009, a holder of Series A Preferred Stock may demand conversion of such Preferred Stock into common stock at a 1:1 ratio, subject to adjustment. At any time after December 31, 2008, the Company may require the holder of Series A Preferred Stock to select between converting all shares of Series A Preferred Stock into common stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Series A Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. Each holder of Series A Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of preferred stock, based on the value of $5.00 per share of Series A Preferred Stock. At December 31, 2007, $509,075 was accrued for stock dividends due to Series A Preferred Stockholders. To the extent funds are not legally available for such dividend, the dividend accumulates. During the period from January 1, 2010 to December 31, 2010, all holders of Series A Preferred Stock must select between converting all shares of Series A Preferred Stock into Common stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Series A Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. The Series A Preferred Stock has customary antidilution adjustments in the case of stock splits, stock dividends or recapitalizations. Holders of Series A Preferred Stock have one vote for each Share and will vote together with the Common stock as a single class, except to the extent that separate class voting is required by the Delaware General Corporation Law. The warrant may be exercised at any time until December 31, 2011. Any exercise of the Warrant must be for whole shares only, and the full exercise of $7.00 per share paid. The warrant may not be exercised on a cashless basis. The exercise price of the warrant and number of shares of common stock issuable upon exercise of the warrant are subject to customary adjustment for payment of stock dividends and reclassification.

On November 13, 2006, the Company received $2,000,000 as the first tranche Series A financing. The Company issued 400,000 shares of unregistered Series A Preferred Stock to a foreign investor at a price of $5.00 per share. The Company also issued a warrant to the investor to purchase 200,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. As part of the financing, the Company paid BMG Financial Advisors, an investment advisor, the sum of $160,000 for selling commissions related to the sale. The Company also recorded legal fee issuance costs of $17,081 in conjunction with this round of financing. The net proceeds to the Company from this portion of the Series A Preferred Stock financing were $1,822,919.

On November 28, 2006, the Company received $1,500,000 as the second tranche Series A Preferred Stock financing. The Company issued 300,000 shares of unregistered Series A Preferred Stock to a foreign investor at a price of $5.00 per share. The Company also issued a warrant to the investor to purchase 150,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share.

On November 29, 2006, the Company received $1,000,000 as the third tranche Series A Preferred Stock financing. The Company issued 200,000 shares of unregistered Series A Preferred Stock to a foreign investor at a price of $5.00 per share. The Company also issued a warrant to the investors to purchase 100,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share.

Series B Redeemable Convertible Preferred Stock: On March 30, 2007, the Company entered into a Securities Purchase Agreement, whereby it agreed to issue and sell in a private offering 400,000 shares of Series B Redeemable Preferred Stock (“Series B Preferred Stock”) and a warrant to purchase 200,000 shares of common stock at an initial exercise price of $7.00 per share for an aggregate purchase price of $2,000,000. The purchase price was paid into escrow on April 2, 2007, to be released to the Company on April 10, 2007 upon closing of the issuance. A cash fee of $25,000 was withheld from the proceeds and paid into escrow as reimbursement for legal services rendered by the investor’s attorneys and as reimbursement for its due diligence expenses. No underwriting discounts or commissions were paid with respect to the sale under the March 30, 2007 Securities Purchase Agreement.

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

As part of the Securities Purchase Agreements, the Company agreed to file a registration statement with the SEC covering the shares of common stock underlying the Series B Preferred Stock and the warrants. The filing deadline was June 23, 2007 and the deadline to have underlying shares registered is the earlier of 90 days after the registration statement is filed or September 21, 2007. Failure to timely file or go effective, which failure continues for a set period of time, is among the Events of Default which give the holders of the Series B Preferred Stock and the warrants the right to have their Series B Preferred Stock and warrants redeemed by the Company. On June 22, 2007 the holder of the Series B Preferred Stock agreed to a waiver allowing the Company until July 31, 2007 to file the Registration Statement. Furthermore, on September 24, 2007, the holders of the Series B Preferred Stock granted a revised waiver to the Company in connection with its issuance of the Series C Preferred Stock which changed the filing deadline of the registration statement to November 1, 2007. The revised agreement waived any events of default or failure for the Company’s failure to file the registration statement as of that date. However, the agreement required the Company to pay failure payments of $94,248 which were due for the period from June 23, 2007 through September 2007, which it did, and to continue to pay such payments monthly until such time as the registration statement was filed. The company paid $37,596 in additional penalty payments covering the period through October 31, 2007. However, the Company was unable to make the required payments for November and December 2007. Although at time of issuance, the Company did not believe penalties for failure to meet the Registration Rights requirements would be likely, based upon these subsequent developments, the Company has now determined that such penalties are likely. As a result, the Company accrued a contingent liability of $391,326 at December 31, 2007 representing penalties estimated for one year from last payment, October 31, 2007 at 18% per annum times the stated value of the Series B Preferred Stock and the Black-Scholes value of the associated warrants.

As a result, the Company recorded charges of $545,647 in registration rights penalties for the Series B Preferred Stock during 2007.

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

The Company gave the holders of Series A Preferred Stock the option to convert their shares of Series A Preferred Stock and the warrants issued as part of the Series A Preferred Stock issuance into shares of Series B Preferred Stock and warrants on a one-for-one basis. The option had to be exercised on or prior to April 30, 2007. No holders of the Series A Preferred Stock elected to convert.

Series C Convertible Preferred Stock: On September 24, 2007, the Company sold 3,110 shares of Series C Convertible Preferred Stock (“Series C Preferred Stock”) and the related warrants for a purchase price of $3,110,000.

Certificate of Designation

The shares of Series C Preferred Stock have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series C Preferred Stock and as otherwise required by law.

The Series C Preferred Stock is convertible into common stock at a conversion price of $3.35 per share of common stock, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. Holders of shares of Series C Preferred Stock are entitled to receive cumulative dividends of 8% per annum times the liquidation value of the stock, payable upon conversion or redemption, at the Company’s option, in either registered stock or cash. The Company has chosen to accrue this dividend in stock. At December 31, 2007, the Company has recorded cumulative stock dividends of $66,801. Upon the occurrence or non-occurrence of certain events, as specified in the Certificate of Designation, the holders of Series C Preferred Stock may also require the Company to redeem the Series C Preferred Stock.

In connection with the Series C Preferred Stock offering, the Company issued three sets of warrants to the holders of the Series C Preferred Stock. The first warrant enabled the holders to receive 696,269 shares of common stock at an initial issuance price of $4.19 per share. This warrant expires on September 23, 2012. The second warrant enabled the holders to receive 674,620 shares of common stock at an initial issuance price of $4.61 per share. This warrant expires on September 23, 2008. The third warrant enabled the holders to receive 505,965 shares of common stock at an initial issuance price of $5.76 per share. This warrant expires on September 23, 2012.

Registration Rights Agreement

In connection with the Series C Preferred Stock financing, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “Commission”) by November 23, 2007, a registration statement covering the shares of Common stock underlying the Series C Preferred Stock and the warrants (the “Registration Statement”). The deadline to have the Registration Statement declared effective was February 21, 2008 (or if the Commission conducts a “full review” of the Registration Statement, March 22, 2008). The Company’s failure to file the Registration Statement, or have it declared effective, by the applicable respective deadlines, if either such failure continues for a specified period of time, would constitute one of the “Triggering Events” entitling the holders of the Series C Preferred Stock and the warrants to require that the Company redeem such securities. As of the date of this Annual Report, none of such holders have elected to do so.

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

Exchange Privileges into Series C Preferred Stock

None of our Series B holders converted their preferred stock into the Series C Preferred Stock. However, the Series B Preferred Stock contains anti-dilution provisions enabling the holders to exchange their conversion rights, on a dollar for dollar basis, with any subsequently issued securities without formally exchanging their Series B Stock for the Series C Stock. The holders had the right to convert their Series B Preferred Stock into common stock at $3.35 per share as opposed to the $5.00 per share original conversion price. This represents an increase of 197,105 common shares versus the 400,000 shares the preferred stock was originally convertible into. This change generated a $987,045 beneficial conversion feature which is being accreted through April 2010, the earliest redemption date of the Series B Preferred Stock. The Company recorded a $105,028 charge to retained earnings for this feature during the twelve month periods ended December 31, 2007.

The Series B warrants also contain a similar anti-dilution protection. As a result of these anti-dilution provisions, the exercise price of the warrants was reduced from $7.00 per share to $3.35 per share. The face value of the warrants as originally issued ($1,400,000 or 200,000 shares at $7.00 per share exercise price) was protected entitling the Series B holders to an additional 217,910 warrants at the new exercise price of $ 3.35 per share. The Series B holders now have warrants to purchase 417,910 shares of common stock. All other provisions of the originally issued warrants remain intact. The Company recorded an additional charge of $539,720 to account for the issuance of the additional warrants and the associated re-pricing. This charge was recorded to gain (loss) on change in fair value of warrants during the year ended December 31, 2007.

Compensatory Grants

On February 2005, the Company issued 3,957,855 shares of common stock to a total of nine employees, directors, consultants and one professional services firm in consideration of labor and services provided. The issuances of these shares of our common stock were made pursuant to Restricted Stock Agreements entered into between the Company and the grantees. Eight of these issuances qualified for exemption under Rule 701 of the Securities Act. One (1) issuance, to the professional services firm, which is a corporate entity, was exempt from registration pursuant to Section 4(2) of the Securities Act.

In November 2007, the Company issued 800,000 warrants to a financial advisor to purchase 800,000 shares of common stock at an initial exercise price of $3.35 per share. These warrants expire on November 10, 2012.

Basis for Exemption

The above-referenced sales of unregistered securities were exempt from registration under Section 4(2) of the Securities Act, Rule 701 of the Securities Act, and/or Regulation S, promulgated pursuant to the Securities Act.

For sales made pursuant to Section 4(2) of the Securities Act, each purchaser had access to sufficient information regarding the Company so as to make an informed investment decision. Based upon representations made by the subscribers, we had a reasonable basis to believe that each purchaser was an “accredited investor” as defined in Regulation D of the Securities Act and otherwise had the requisite sophistication to make an investment in our securities. We did not engage in any advertising or general solicitation in connection with these sales.

For sales made pursuant to Regulation S, pursuant to the subscription, option or warrant agreement executed by the person acquiring the stock, option or warrant: (i) each securities purchaser certified that he, she or it was not a U.S. person, as defined in Rule 902(k) under the Securities Act and was not acquiring the securities for the account or benefit of any U.S. person; (ii) such security holder acknowledged that the securities may not be resold, unless pursuant to an effective registration statement under the Securities Act, or pursuant to an available exemption from registration under the Securities Act and agreed not to engage in hedging transactions unless in compliance with the Securities Act; and (iii) the stock certificates, or option or warrant agreements, as applicable, contained a legend restricting the sale of such securities until the Rule 144 holding period is satisfied.

For sales made pursuant to Rule 701 of the Securities Act, each purchaser was an employee, consultant or advisor who was not one of our affiliates and who purchased shares from us in connection with a written compensatory benefit plan. Additionally, the aggregate sales price of securities sold during any 12-month period pursuant to Rule 701 of the Securities Act was less than the one million dollar limit provided for in Rule 701 of the Securities Act.

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

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Registration Statement on Form SB-2 filed on November 14, 2005 and this Form 10-KSB. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and

Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Summary Financial Data

	Years Ended December 31,
	2007	2006	2005
Statements of Operations Data:
Revenues	420,615	374,952	477,199
Gross margin	280,901	324,455	421,724
Research and development	1,832,566	1,284,046	479,764
General and administrative, selling and marketing	6,580,675	2,621,389	2,695,269
Loss from operations	(8,132,340)	(3,580,980)	(2,753,309)

Net loss	(1,803,895)	(5,527,998)	(2,759,928)

Dividend and accretion of redeemable convertible preferred stock	(9,019,034)	(278,320)	0

Net loss attributable to common stock	(10,822,929)	(5,806,318)	(2,759,928)

Net loss per common share—basic and diluted	(0.22)	(0.11)	(0.12)

Weighted average number of shares of common stock outstanding	49,843,634	51,082,616	23,017,756

	As of December 31, 2007	As of December 31, 2006
	In dollars
Balance Sheet Data:
Cash and cash equivalents	0	1,105,899
Working capital surplus (deficit)	(8,885,372)	850,092
Total assets	848,333	2,981,166
Accumulated deficit	(16,573,860)	(13,931,800)
Stockholders’ deficit	(11,863,218)	(2,934,896)

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of December 31, 2007, we had an accumulated deficit of $16,573,860. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — 2007 compared to 2006

We currently generate revenue from the sale of proprietary cosmetic ingredient formulations to Estée Lauder (EL) and the direct sale of our branded creatine supplement product and Nurigene dermaceutical product. Our revenues increased by $45,663 in the year ending December 31, 2007 compared to 2006, from $374,952 in 2006 to $420,615 in 2007. The increase of 12% in 2007 over the same 2006 period was primarily due a $32,393 increase in Neotine sales. Our cost of revenue increased by $89,217 or 177% in the year ending December 31, 2007 compared to the similar period in 2006, primarily as a result of the product launch of our Nurigene product during 2007. As a result of this new product, our gross margin of 67% for the year ending December 31, 2007 was lower than the 87% generated during 2006.

Our research and development expenses consist of costs incurred for drug development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, as well as legal expenses for patents. Research and development expenses increased by $548,520 or 43% in the year ending in 2007 when compared to 2006, from $1,284,046 in 2006 to $1,832,566 in 2007.

This increase was due mainly to the initiation of a Chronic Toxocity clinical trial for Parkinson’s disease as well as an increase in legal expenses related to keeping existing U.S. and foreign patents in force, and reviewing new products for patent protection. Selling and marketing expenses increased to $1,324,494 in 2007 compared to $852,016 in 2006. The increase of $472,478 or 55% in the 2007 versus 2006 resulted primarily from marketing costs associated with bringing the Company’s new dermaceutical product Nurigene to market during 2007.

General and administrative expense consists mainly of salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. General and administrative expenses increased to $5,256,181 in the year ending December 31, 2007 from $1,769,373 in 2006. This represents an increase of $3,486,808 or 197% versus 2006. The increase in 2007 compared to 2006 was primarily the result of : (1) $1,165,646 of contingent registration rights penalties; (2) an increase of $679,837 in corporate legal fees stemming from the two lawsuits against the company as well as several financing efforts; (3) an increase of $597,727 in non-cash stock-based compensation expense stemming from the issuance of employee, consultant and director stock options in 2007; (4) $470,034 in investment banking fees; and (5) an increase of $253,280 in salaries.

We did not have significant cash interest income or expense. However, during the year ended December 31, 2007, we recorded non-cash interest expense of $2,504,573 which primarily consists of: (1) $744,637 associated with the Series C Preferred Stock offering and 2) $1,743,373 in amortization of deferred financing costs associated with the warrant issued in conjunction with the April 2006 convertible promissory note.

We also recorded a non-cash gain of $8,818,695 during the year ended December 31, 2007 to reflect the change in the fair value of warrants issued in conjunction with our convertible promissory note in April 2006, warrants associated with investment banking fees, and warrants issued in conjunction with the issuance of our Series A, B and C Redeemable Convertible Preferred Stock.

Results of Operations — 2006 compared to 2005

We generated revenue from the sale of proprietary cosmetic ingredient formulations to Estée Lauder (EL) and the direct sale of our branded creatine supplement product. Our revenues decreased by $102,247 in the year ending December 31, 2006 compared to 2005, from $477,199 in 2005 to $374,952 in the corresponding 2006 period. The decrease of 21% in 2006 over the same 2005 period was due entirely to lower unit sales created by lower demand by EL. Our cost of revenue decreased by $4,978 or 9% in the year ending December 31, 2006 compared to the similar period in 2005. As a result of our lower revenues, our gross margin of 87% for the year ending December 31, 2006 was lower than the 88% from the comparable period in 2005.

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

Liquidity and Capital Resources — 2007 compared to 2006

At December 31, 2007, we had unrestricted cash of $0 compared to $1,105,899 at December 31, 2006.

Cash used in operations was $5,038,868 for the year ended December 31, 2007, compared with $3,761,061 for the same period in 2006. This increase in negative cash flow of $1,277,807 was primarily caused by a significant increase in operating expenses, as described above. Research and development expenses increased by $548,520 compared to 2006, selling and marketing expenses increased by $472,478 versus 2006, and general and administrative expenses increased by $3,486,808 in 2007 compared to 2006. Cash provided by financing activities was $3,936,492 for the year ended December 31, 2007, compared to $4,247,918 during 2006. Financing activities in 2006 included the issuance of Series A Redeemable Convertible Preferred Stock yielding $4,322,918. Financing activities in 2007 included the issuance of Series B Redeemable Convertible Preferred Stock yielding $1,862,262 and Series C Redeemable Convertible Preferred Stock yielding $2,174,778.

Working Capital. Working capital decreased by $9,735,464 from a surplus of $850,092 at December 31, 2006 to a deficit of $8,885,372 at December 31, 2007. The decrease in working capital was primarily due to the increased operating expenses as described above, the reclassification of Series B Preferred Stock and Series C Preferred Stock of $2,715,080 and $3,831,739, respectively, from Mezzanine classification to Current Liabilities based upon their potential callability at the option of the holder as of December 31, 2007 registration rights penalties of $1,165,646, and increase in accounts payable as a result of limited available cash.

On March 20, 2008, the Company received an advance of $100,000 from a potential investor. Please refer to Note 11, Subsequent Events for a more detailed description of this development

On April 9, 2008, the Company received an advance of $600,000 from a potential investor. Please refer to Note 11, Subsequent Events, of the financial statements, for a more detailed description of this development

The Company continues to search for additional sources of capital. There can be no assurance that this funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	The scope, rate of progress and costs of our clinical trial and product development activities;

•	Changes in our research and development plans;

•	Future clinical trial results;

•	The terms and timing of any collaborative, licensing and other arrangements that we have or may establish;

•	The cost and timing of regulatory approvals;

•	The costs of commercializing any of our other product candidates;

•	Costs to license-in or otherwise acquire any technology; and

•	The cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights.

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

We believe our restricted cash and cash equivalents of $293,990 as of April 15, 2008 are only sufficient to fund our operations through April 2008. Our ability to continue operations after April 2008 depends on our ability to arrange additional funding or make alternative arrangements to fund our operations.

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO CONTINUE TO INCUR LOSSES AND RELY EXTENSIVELY ON EXTERNAL FINANCING TO MAINTAIN OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL EXTERNAL FINANCING, WE WOULD BE REQUIRED TO FURTHER LIMIT, SCALE BACK OR CEASE OUR OPERATIONS ENTIRELY.

Critical accounting policies and significant judgments and estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the application of certain significant accounting policies as described in Note 2 to our December 31, 2007 audited financial statements and critical accounting policies as described below. A “critical accounting policy” is one which is both important to the portrayal of the Company’s financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Stock-Based Compensation

We have a stock-based employee compensation plan, which is more fully described in Note 8 to our December 31, 2007 audited financial statements. Effective January 1, 2006, the Company adopted the modified prospective application of FAS 123(R). The modified prospective application transition method requires the application of this standard to:

•	All new awards issued after the effective date;

•	All modifications, repurchased or cancellations of existing awards after the effective date; and

•	Unvested awards at the effective date.

We had adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Had compensation cost been determined for the options granted under the 1999 plan and outside the 1999 Plan based on the fair value at the grant date for awards granted prior to 2006, the Company’s net loss and net loss per share would have been increased. See Note 8 to our December 31, 2007 audited financial statements for more detail.

Net Loss Per Share

Consistent with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic loss per share amounts are based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share amounts are based on the weighted average number of shares of common stock and potential dilutive common stock outstanding during the period. However, when the inclusion of potentially dilutive common stock outstanding during the period causes the basic loss per share amounts to decrease, they are excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive. Therefore, in 2007, 2006 and 2005, the potentially dilutive common stock outstanding during both periods was excluded. See Note 2 to our December 31, 2007 audited financial statements for more detail.

Research and Development Expenditures

Research and development expenditures (including patent-related costs) are charged to operations as incurred.

Concentration of Credit Risk

The Company primarily sold its products to one company, EL. Sales to this customer equaled 89% and 92% of total sales for each of the years ended December 31, 2007, and 2006, respectively; accounts receivable from this customer equaled 100% of total accounts receivable at both December 31, 2007, and 2006. Historically, the Company has not experienced any material losses related to its accounts receivable.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable warrants, redeemable preferred stock and related party accounts, approximates their carrying values.

Material Off-Balance Sheet Arrangements

We have no material commitments for capital expenditures and no off-balance sheet arrangements.

Risk Factors

Risks Related to Our Financial Results and Need for Additional Financing

We are contractually obligated to issue additional shares in the future, diluting your interest in us.

At December 31, 2007, there were warrants outstanding and exercisable to purchase 4,216,251 shares of our common stock. Some of these warrants contain full ratchet anti-dilution protection and other rights which may cause their number of shares to increase substantially if the Company completes a dilutive offering in the future.

The Company also has two Series of Preferred Stock for which it has failed to file the registration statements for the underlying common stock and warrants as required by the registration rights agreements. The Series B Preferred Stock contains a provision whereby the conversion price is permanently decreased to the lesser of the conversion price in effect or the lowest market price since the date of default. As a result, the Series B Preferred Stock conversion price could be reset to $0.17 per share. At December 31, 2007, this would have converted into 15,971,058 shares of our common stock. The Series C Preferred Stock also contains a provision automatically resetting its conversion price to $1.35 per share in the event of default. This would enable the holders to convert their preferred stock into 2,838,325 shares of our common stock, thereby diluting your ownership level.

We may issue additional shares of convertible preferred stock at conversion prices substantially lower than previous rounds of financing and with higher levels of warrant coverage to attract the additional funding required to keep the Company alive. Should we do so, your existing ownership stake could be substantially reduced.

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $2,759,928, $5,527,998 and $1,803,895 in the years ended December 31, 2005, 2006 and 2007, respectively. Our accumulated deficit was $16,573,860 as of December 31, 2007. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since the company only had restricted cash of $41,730 at December 31, 2007. There can be no assurance that this funding will be successfully completed. The Company continues to search for other sources of additional funding. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational.

If we are able to raise additional funding, the terms of such transactions are highly likely to cause dilution to existing shareholders or contain terms that are not favorable to us.

We are seeking to raise additional funding to continue our operations through private placements or public offerings of our equity or debt securities. We cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our shareholders are likely to experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, any new equity or debt securities may have rights, preferences and privileges senior to those of our existing equity holders.

We will likely need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, development and commercialization efforts and administrative operations.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until one or more of our drug products have obtained approval from the United States Food and Drug Administration (FDA), we are unlikely to be profitable, and in such profitability will be dependent on market acceptance of our product candidates. Consequently, we will require substantial additional capital to develop new product candidates, conduct clinical tests, obtain regulatory FDA approval, and commercialize our products, as well as provide working capital for 2008. We are in the process of seeking additional capital in 2008 either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

While we currently sell cosmeceutical ingredients to generate revenue to partially fund the development of our pharmaceutical products, in the future, we expect to generate the majority of our revenue from the sale of our pharmaceutical products. To date, we have derived virtually all of our revenue from sales of cosmeceutical ingredients to Estée Lauder (EL). We expect that sales to EL will continue to account for a significant percentage of our revenues for the immediate future; however, we have no long-term agreement to ensure a continued stream of revenue from EL. The loss of, or any substantial reduction in, orders from EL would materially and adversely affect our revenue and operating results.

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

We have historically operated with a very small number of employees. We have limited manufacturing, marketing, sales and distribution resources. Specifically, we have limited experience in manufacturing or procuring products in commercial quantities, conducting later-stage phases of the clinical research and regulatory approval process, selling pharmaceutical and over-the-counter health products, or negotiating, establishing and maintaining strategic relationships (other than as to research). Any growth of our company will require us to expand our capabilities in these areas, to increase our executive management and to improve our operations and financial systems and controls. We cannot assure investors that we will be able to hire, in a timely manner, the qualified manufacturing, sales, marketing, and managerial personnel we need if at all. If we do not obtain substantially greater capabilities in any one or more of these areas, either by developing our own management and staff or by entering into agreements with capable third parties, we may be unable to successfully market and sell any of the products we seek to commercialize, and our ability to generate revenues and profits will be harmed. Further, if we do grow rapidly, such growth may strain our operational, managerial and financial resources.

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

The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and reporting of the effectiveness of our internal control over financial reporting. We do not have enough resources in the finance and accounting department to be in compliance with Section 404 of Sarbanes-Oxley relating to internal control over financial reporting. We expect it will require substantial time and expense to become compliant. Because we have limited resources we can devote to this effort we cannot be sure that we will be able to complete the task in a timely manner or that our internal controls will meet the standards that are currently required. We have various material weakness and significant control deficiencies identified by our registered public accounting firm. These deficiencies include, among other things, lack of enough staffing in our finance area and related internal controls and segregation of duties surrounding our accounting and financial reporting functions. Although our auditors are not yet required to report on our assessment of the effectiveness of our internal control over financial reporting until at least the end of the next fiscal year, there is a reasonable likelihood that our registered public accounting firm will inform us of one or more material weaknesses before we complete our compliance and remediation efforts. We are working to address the issues raised by these control deficiencies, but we may not be successful in resolving them within the required time frame.

Risks Related to an Investment in our Common stock

You may not be able to liquidate your investment since there is a limited public market for our common stock.

Our common shares have historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

Even if a robust trading market develops, trades of our common stock could be subject to Rule 15g-9 adopted by the Securities and Exchange Commission, which rule imposes certain requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. In any event, the broker-dealer cannot execute a penny stock transaction until at least two business days after the broker-dealer sends the disclosure documents. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares. Our common stock has consistently traded below $1.00 for several months. There can no assurance that the stock will ever trade above $1.00 again.

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

As of December 31, 2007, we had 50,748,453 shares of common stock issued and outstanding. 21,000,000 of these shares became eligible for trading when an application for quotation on the OTCBB was approved in March 2006. Certain additional shares of common stock became eligible for sale under Rule 144 beginning in November 2006, upon the expiration of lock-up arrangements included in the Merger Agreement with AVN. As of December 31, 2007, 5,067,191 shares of our common stock are subject to future issuance pursuant to outstanding options, stock subscriptions and warrants. Also, 900,000 shares of Series A Preferred Stock, 400,000 shares of our Series B Preferred Stock and 3,110 shares of our Series C Preferred Stock may be converted into our common stock. As any or all of these additional shares of our common stock become available for resale in the public market, the price of our common stock may decrease due to the additional shares in the market. Any decline in the price of our common stock may encourage short sales, which could place further downward pressure on the price of our common stock and may impair our ability to raise additional capital through the sale of equity securities.

Item 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Avicena Group, Inc.

We have audited the balance sheets of Avicena Group, Inc. (a Delaware corporation) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ deficit and convertible preferred stock and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avicena Group, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and accumulated deficit raise substantial double about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123R, “Share Based Payment.”

/S/ Vitale, Caturano & Company, Ltd.

Boston, Massachusetts

April 15, 2008

AVICENA GROUP, INC.

Balance Sheets

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,105,899
Restricted cash	41,730	—
Accounts receivable	33,801	19,600
Inventory	2,017	2,167
Prepaid expenses	752,097	94,557

Total current assets	829,645	1,222,223

Equipment, net	3,062	3,130

Deferred financing costs, net	—	1,743,373

Deposits and other assets	15,626	12,440

Total assets	$848,333	$2,981,166

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,911,955	$291,296
Accrued expenses	1,101,069	80,835
Warrants	155,174	—
Series B redeemable convertible preferred stock	2,715,080	—
Series C convertible preferred stock	3,831,739	—

Total current liabilities	9,715,017	372,131

Long term liabilities:
Warrants	—	5,003,989

Total long term liabilities	—	5,003,989

Total liabilities	9,715,017	5,376,120
Commitments and contingencies (Note 10)

Convertible preferred stock:
Series A redeemable convertible preferred stock; $0.001 par value, 1,260,000 shares authorized; 900,000 shares issued and outstanding at December 31, 2007 and December 31, 2006 (liquidation value of $5,009,075 at December 31, 2007)	2,996,534	539,942

	2,996,534	539,942
Stockholders’ deficit:
Common stock; $0.001 par value, 100,000,000 shares authorized; 50,748,453 and 51,082,616 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	50,748	51,083
Additional paid-in capital	4,622,044	10,907,971
Stock subscription	37,850	37,850
Accumulated deficit	(16,573,860)	(13,931,800)

Total stockholders’ deficit	(11,863,218)	(2,934,896)

Total liabilities, convertible preferred stock and stockholders’ deficit	$848,333	$2,981,166

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statements of Operations

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenue	$420,615	$374,952	$477,199
Cost of revenue	139,714	50,497	55,475

Gross margin	280,901	324,455	421,724

Research and development	1,832,566	1,284,046	479,764
Selling and marketing expenses	1,324,494	852,016	716,378
General and administrative expenses	5,256,181	1,769,373	1,978,891

	8,413,241	3,905,435	3,175,033

Loss from operations	(8,132,340)	(3,580,980)	(2,753,309)

Gain (loss) on change in fair value of warrants	8,818,695	(715,470)	—
Interest income	14,323	8,839	3,386
Interest expense	(2,504,573)	(1,240,387)	(10,005)

Net loss	(1,803,895)	(5,527,998)	(2,759,928)

Cash dividend - Series B redeemable convertible preferred stock	151,666	—	—
Accretion of beneficial conversion feature - Series B redeemable convertible preferred stock	686,499	—	—
Preferred stock dividend - Series C convertible preferred stock	66,801	—	—
Accretion of Series C convertible preferred stock to conversion value	3,110,000	—	—
Preferred stock dividend - Series A redeemable convertible preferred stock	449,552	59,523	—
Preferred stock accretion - Series A redeemable convertible preferred stock	2,007,040	218,797	—
Accretion of Series A redeemable convertible preferred stock to redemption value	1,908,853	—	—
Accretion of Series C convertible preferred stock to redemption value	638,623	—	—

Net loss applicable to common stock	$(10,822,929)	$(5,806,318)	$(2,759,928)

Net loss per common share-basic and diluted	$(0.22)	$(0.11)	$(0.12)

Weighted average common shares outstanding - basic and diluted	49,843,634	51,082,616	23,017,756

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statement of Changes in Stockholders Deficit and Convertible Preferred Stock

Years Ended December 31, 2007, 2006 and 2005

	Convertible Preferred						Convertible Preferred		Common		Additional Paid In Capital	Stock Subscription	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Redeemable Series B		Series C		Redeemable Series A
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	—	—	—	—	—	—	5,426,633	$54,266	4,458,913	$4,459	$5,144,517	—	—	$(5,643,874)	$(440,632)

Issuance of common stock to financial advisor	—	—	—	—	—	—	—	—	3,000,000	3,000	297,000	—	—	—	300,000
Issuance of restricted common stock	—	—	—	—	—	—	—	—	3,957,855	3,958	396,827	—	(400,785)	—	—
Compensation expense associated with vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	259,163	—	259,163
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	9,757,565	9,758	8,310	—	—	—	18,068
Issuance of Series C preferred stock, net of issuance costs of $ 9,099	—	—	—	—	—	—	130,681	1,307	—	—	120,275	—	—	—	121,582
Compensation expense associated with stock options granted to nonemployees	—	—	—	—	—	—	—	—	—	—	4,338	—	—	—	4,338
Compensation expense related to modification of stock options	—	—	—	—	—	—	—	—	—	—	469,441	—	—	—	469,441

Issuance of common stock pursuant to a merger with AAC, net of issuance costs of $ 1,030,814	—	—	—	—	—	—	—	—	21,000,000	21,000	1,948,186	—	—	—	1,969,186
Conversion of outstanding preferred stock to common stock	—	—	—	—	—	—	(5,557,314)	(55,573)	8,908,283	8,908	46,665	—	—	—	—
Net Loss	—	—	—	—	—	—						—	—	(2,759,928)	(2,759,928)

Balance at December 31, 2005	—	—	—	—	—	—	—	—	51,082,616	51,083	8,435,559	—	(141,622)	(8,403,802)	(58,782)

Compensation expense associated with vesting of restricted stock and stock options	—	—	—	—	—	—	—	—	—	—	104,540	—	—	—	104,540
Reclassification of deferred compensation upon adoption of FAS 123(R)	—	—	—	—	—	—	—	—	—	—	(141,622)	—	141,622	—	—
Beneficial conversion feature of convertible note payable	—	—	—	—	—	—	—	—	—	—	663,342	—	—	—	663,342
Stock issued to investment banker	—	—	—	—	—	—	—	—	—	—	—	37,850	—	—	37,850
Issuance of Series A redeemable convertible preferred stock, net of issuance costs of $177,081	—	—	—	—	900,000	2,325,826	—	—	—	—	—	—	—	—	—
Series A redeemable convertible preferred stock beneficial conversion feature	—	—	—	—	—	(2,064,204)	—	—	—	—	2,064,204	—	—	—	2,064,204
Accretion of Series A redeemable convertible preferred stock	—	—	—	—	—	218,797	—	—	—	—	(218,797)	—	—	—	(218,797)
Series A redeemable convertible preferred stock accrued dividends	—	—	—	—	—	59,523	—	—	—	—	(59,523)	—	—	—	(59,523)
Impact of settlement on additional paid in capital (Note 7 to financial statements)	—	—	—	—	—	—	—	—	—	—	60,268	—	—	—	60,268
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,527,998)	(5,527,998)

Balance at December 31, 2006	—	—	—	—	900,000	539,942	—	—	51,082,616	51,083	10,907,971	37,850	—	(13,931,800)	(2,934,896)

Repurchase of common stock	—	—	—	—	—	—	—	—	(100,000)	(100)	100	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	—	—	—	—	21,550	21	(13)	—	—	—	8
Series A redeemable convertible preferred stock accrued dividends	—	—	—	—	—	449,552	—	—	—	—	(449,552)	—	—	—	(449,552)
Accretion of Series A redeemable convertible preferred stock	—	—	—	—	—	2,007,040	—	—	—	—	(2,007,040)	—	—	—	(2,007,040)
Issuance of Series B redeemable convertible preferred stock, net of cash issuance costs of $137,738	400,000	1,192,332	—	—	—	—	—	—	—	—	—	—	—	—	—
Series B redeemable convertible preferred stock beneficial conversion feature	—	(505,833)	—	—	—	—	—	—	—	—	505,833	—	—	—	505,833
Accretion of Series B redeemable convertible preferred stock to redemption value	—	1,313,501	—	—	—	—	—	—	—	—	(1,908,853)	—	—	—	(1,908,853)
Reclassification of Series B redeemable convertible preferred stock to liability	(400,000)	(2,000,000)	—	—	—	—	—	—	—	—	—	—	—	—	—
Cash dividends Series B redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	—	—	—	(151,666)	(151,666)

Series B redeemable convertible preferred stock beneficial conversion feature from repricing	—	—	—	—	—	—	—	—	—	—	686,499	—	—	(686,499)	—
Compensation expense associated with vesting of restricted stock and stock options	—	—	—	—	—	—	—	—	—	—	702,267	—	—	—	702,267
Issuance of Series C convertible preferred stock, net of cash issuance costs of $935,222	—	—	3,110	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of Series C convertible preferred stock	—	—	—	3,110,000	—	—	—	—	—	—	(3,110,000)	—	—	—	(3,110,000)
Series C convertible preferred stock accrued dividends	—	—	—	66,801	—		—	—	—	—	(66,801)	—	—	—	(66,801)
Reclassification of Series C convertible preferred stock to liability	—	—	(3,110)	(3,176,801)	—	—	—	—	—	—	(638,623)	—	—	—	(638,623)
Forfeiture of unvested restricted common stock	—	—	—	—	—	—	—	—	(255,713)	(256)	256	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,803,895)	(1,803,895)

Balance at December 31, 2007	—	$—	—	$—	900,000	$2,996,534	—	$—	50,748,453	$50,748	$4,622,044	$37,850	$—	$(16,573,860)	$(11,863,218)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP INC.

Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(1,803,895)	$(5,527,998)	$(2,759,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,591	2,999	3,816
Stock-based compensation expense	702,267	104,540	732,942
Amortization of deferred financing cost	1,743,373	539,363	—
Loss (gain) on change in fair value of warrants	(8,818,695)	715,470	—
Amortization of beneficial conversion feature on note payable	—	663,342	—
Non-cash interest expense	744,637	—	—
Investment banking fee to be paid in stock	—	37,850	—
Investment banking fee paid in warrants	380,535	8,691	—
Impact of settlement on additional paid in capital (Note 7)	—	60,268	—
Changes in assets and liabilities
Accounts receivable	(14,201)	39,436	(39,411)
Inventory	150	599	832
Prepaid expenses and other current assets	(657,540)	6,800	(88,985)
Deposits and other assets	(3,186)	(3,105)	(4,000)
Other current assets	—	—	—
Accounts payable	1,620,659	(328,652)	119,235
Accrued expenses	1,105,167	(80,664)	76,949
Restricted cash	(41,730)	—	—

Net cash used in operating activities	(5,038,868)	(3,761,061)	(1,958,550)

Cash flows from investing activities
Purchases of equipment	(3,523)	—	(8,667)

Net cash used in investing activities	(3,523)	—	(8,667)

Cash flows from financing activities
Proceeds from issuances of Series B redeemable convertible preferred stock, net of issuance costs	1,862,262	—	—
Proceeds from issuances of Series C convertible preferred stock, net of issuance costs	2,174,778	—	—
Proceeds from issuances of Series A redeemable convertible preferred stock, net of issuance costs	—	4,322,918	—
Proceeds from issuances of convertible preferred stock	—	—	121,582
Proceeds from AVN merger, net of issuance costs	—	—	2,269,186
Exercise of stock options	8	—	18,068
Repayment of advances from stockholder	—	(75,000)	—
Advances from a stockholder	—	—	75,000
Cash dividends paid	(100,556)	—	—

Net cash provided by financing activities	3,936,492	4,247,918	2,483,836

Net increase(decrease) in cash and cash equivalents	(1,105,899)	486,857	516,619

Cash and cash equivalents, beginning of year	1,105,899	619,042	102,423

Cash and cash equivalents, end of year	$—	$1,105,899	$619,042

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$16,563	$11,462	$7,432

Income taxes	$—	$—	$—

Supplemental disclosure of noncash financing activities
Issuance of common stock for financial advisor fees	$—	$—	$300,000

Commitment fee paid with warrants	$—	$2,282,735	$—

Accretion of preferred stock	$8,351,015	$218,797	$—

Accrued stock dividend for preferred stock	$516,353	$59,523	$—

Warrants issued with preferred stock	$3,589,345	$1,997,093	$—

Beneficial conversion feature associated with convertible note	$—	$663,340	$—

Issuance of warrants to financial consultant	$380,535	$—	$—

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

As part of its research and development activities, the Company has developed an intellectual property portfolio which consisted of eight issued U.S. patents and twenty two pending patent applications with eleven corresponding issued patents and nineteen corresponding patent applications in foreign countries as of December 31, 2007. All these patents address the modulation of cellular energy to mitigate the disease process, either by providing additional energy to extend cell life, as in combating neurodegenerative diseases, or by decreasing energy to precipitate apoptosis or programmed cell death, as in cancer treatment. The Company’s strategy is to file patent applications to support both near-term and upstream product or licensing opportunities in both of its business development areas and to obtain patents in the key developed healthcare markets in North America, Europe, and Asia.

Risk and Liquidity

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, development by its competitors of new technological innovations, protection of proprietary technology, dependence on key personnel, product liability, and compliance with government regulations.

The Company has operated at a loss since inception and has incurred accumulated losses of $16,573,860 at December 31, 2007. The Company anticipates that losses will continue for the foreseeable future. As a result of these significant losses from operations and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has funded those accumulated losses primarily through the issuance of equity securities, issuance of notes payable, and advances from related parties. The Company’s ability to continue operations depends on its ability to obtain additional financing and achieve profitable operations, as to which no assurances can be given.

The Company currently has no unrestricted cash on hand and its current assets are not sufficient to meet its projected operating requirements beyond April 2008.

In order to continue operations beyond April 2008, and through the end of 2008, the Company is (i) actively seeking to raise additional capital through private equity and/or debt financing (ii) exploring the potential sale of the business; (iii) exploring arrangements with strategic partners, and (iv) significantly reducing its administrative, sales, marketing and clinical spending, including headcount reductions. The Company cannot offer any assurances that sufficient funds will be available to the Company, if they are available at all, to enable the Company to continue to operate. Additionally, there can be no assurance that any financing will be obtained on terms satisfactory to the Company. If the Company is unsuccessful in raising additional capital before the end of 2008, the Company may be required to cease operations or seek bankruptcy protection.

Additionally, there can be no assurance that financing will be obtained on terms satisfactory to the Company. Nevertheless, the accompanying financial statements have been prepared as if the Company will continue as a going concern and, as such, do not include any adjustments that may result from the outcome of these uncertainties.

Subsequent to year end, in March 2008, the Company entered into funding negotiations for an issuance of Series D Convertible Redeemable Preferred Stock. The funding negotiations are still in process. Please refer to Note 11, Subsequent Events, for additional details of this funding arrangement.

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

Revenue Recognition and Accounts Receivable

Product sales are recognized in accordance with SEC Staff Accounting Bulletin (SAB) 104, “Revenue Recognition”, when there is persuasive evidence of an arrangement, all significant risks of ownership have been transferred, the selling price is fixed or determinable and collectibility is reasonably assured. In most cases, these criteria are met when the product is shipped. Consequently, revenue is generally recognized when a product is shipped. Accounts receivable are stated at the amount management expects to collect from outstanding balances.

An allowance for doubtful accounts is provided for those accounts receivable considered to be uncollectible based upon historical experiences and management’s evaluation of outstanding accounts receivable at the end of the year. Bad debts are written off against the allowance when identified. At December 31, 2007 and 2006, the allowance for doubtful accounts was $0.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $0 and $1,005,765 in cash equivalents at December 31, 2007 and 2006, respectively.

The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Contingent Registration Rights Penalties

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). This FSP addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies”. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of this FSP, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We adopted this FSP effective January 1, 2007. In accordance with FSP EITF 00-19-2, we reviewed the terms of the registration rights agreements associated with the warrants and Preferred Stock we have issued.

The Company reviewed the terms of the Series A Preferred Stock and determined that the agreement did not contain registration rights penalties even though the Company has not filed the registration statement required by the agreement as of December 31, 2007. As a result, no penalties were accrued.

The Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) issued on April 2, 2007 contained such potential penalties unless the Company filed a registration statement by June 22, 2007 which was subsequently revised to November 1, 2007. The Company has not filed the registration statement as of the date of this filing. Accordingly, the Company recorded a contingent liability representing penalties at 18% per annum times the stated value of the Series B Preferred Stock and the mandatory redemption value which approximates the fair value of the warrants for such a failure. In September 2007, the Company and the holders of the Series B Preferred Stock entered into an agreement to waive certain events of default, to modify the registration deadline to November 1, 2007 and to require the Company to pay the penalties for failing to register the shares underlying the Series B Preferred Stock monthly, rather than quarterly. During the year ended December 31, 2007, the Company recorded an expense of $523,080 to accrue the estimated penalties for the period from the original registration deadline through October 31, 2008 the anticipated filing date. The Company paid $131,844 of the accrued penalties during 2007 which represent the penalties due to the Series B Stock holders from June 2007 (the original registration deadline) through October 2007, and the remaining $391,326 remains a liability at December 31, 2007.

The Company failed to make the required monthly payments after October 2007, potentially causing an event of default, as defined in the Certificate of Designation of Rights and Preferences of the Series B Preferred Stock. As further discussed in Note 10, the default may have caused the Series B Preferred Stock to become mandatorily redeemable at the holders option. As a result, the Company was reclassified the Series B Preferred Stock as a liability at its redemption value on the accompanying balance sheets at December 31, 2007. The redemption value, as defined in the underlying agreements, is calculated at the sum of stated value of the preferred stock, the accrued and unpaid dividends and penalties. As such, the Company included the penalties due and unpaid through December 31, 2007, $60,618, in the redemption value of the Series B Preferred Stock and the remaining estimated liability, $330,708, is included in accrued expenses at December 31, 2007.

The Company also examined the registration rights agreement associated with the Series C Convertible Preferred Stock (“Series C Preferred Stock”) issued on September 24, 2007. These securities also contained penalties for failure to file a registration statement by November 23, 2007. As of the date of this filing, the Company has not filed a Registration Statement. As a result, the Company recorded a contingent liability of $620,000 representing penalties at a maximum of 20% times the stated value of the Series C Preferred Stock. The potential delay in registering the securities is estimated to be one year.

As further discussed in Note 10, certain events of default may have caused the Series C Preferred Stock to become mandatorily redeemable at the holders option. As a result, the Company reclassified the Series C Preferred Stock as a liability at its redemption value on the accompanying balance sheets at December 31, 2007. The redemption value, as defined in the underlying agreements, is calculated at 120% of the sum of the stated value of the preferred stock and accrued and unpaid dividends and estimated penalties. As such, the Company included the potential penalties due and unpaid through December 31, 2007, $16,315, in the redemption value of the Series C Preferred Stock and the remaining potential liability, $603,685, is included in the accrued expenses at December 31, 2007.

Stock-Based Compensation

The Company has a stock-based employee compensation plan which is more fully described in Note 8.

The Company adopted the provisions of Statement of Financial Accounting Standard No. 123(R) “Share Based Payment” on January 1, 2006. Prior to the Company’s adoption of FAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of APB Opinion No. 25. The Company adopted the “Modified Prospective Application” (“MPA”) method of FAS 123(R), without restatement of prior periods, on January 1, 2006. Under the MPA method, the Company recognizes compensation cost for (1) awards that were granted or modified after the fiscal year beginning after December 15, 1996, (2) any portion of awards that have not vested by January 1, 2006, and (3) any outstanding liability awards.

As a result of adopting FAS 123(R), the Company recorded stock based compensation of $678,357 and $1,513 for the years ended December 31, 2007 and 2006, respectively, for stock-based option awards to employees and directors. This represents an incremental charge of $0.01 and $0.00 per basic and diluted share for the years ended December 31, 2007 and 2006, respectively, as compared to the Company’s previous method of accounting under APB 25. The fair value of employee and director stock options granted during 2005 was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4 – 4.23%; a volatility of 50%, an expected life of 5 – 10 years, and a dividend yield of 0%. No options were granted during 2006. The fair value of employee and director stock options granted during the year ended December 31, 2007 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 4.62%, expected life of option grants 6.1 years, expected volatility of 90%, expected dividend rate of 0%. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on an examination of comparable peer companies in the Biotechnology industry. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based on comparable companies. Given the Company’s limited history as a public company and limited issuance of stock options in the past, the expected term was instead based upon examination of the expected terms of comparable publicly-traded companies in the Biotechnology industry with stock options that have similar characteristics. The weighted average fair value of options granted during 2007 and

2005 were $4.20 and $0.07 per share, respectively. The remaining unrecognized compensation cost related to unvested awards at December 31, 2007 was $2,215,367 and the weighted average period of time over which this cost will be recognized is 2.29 years

The adoption of FAS 123(R) had no effect upon cash flow from operations.

Had compensation cost for the Company’s equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of FAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

2005
Net loss as reported	$(2,759,928)
Stock-based compensation expense included in reported loss	732,942
Total stock-based compensation expense determined under the fair value based method for all awards	(598,290)

Pro forma net loss	$(2,625,276)

Net loss per share:
As reported—basic and diluted	$(0.12)

Pro forma—basic and diluted	$(0.11)

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS 123R-3 “Transition Election Relative to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided the FASB Staff Position for calculating the tax effects (if any) of stock-based compensation expense pursuant to FAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation, and to determine the subsequent impact to the additional paid in capital pool and the consolidated statements of operation and cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of FAS 123(R).

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

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123(R) and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in connection with Selling, Goods or Services” (“EITF 96-18”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”) over the respective vesting periods of the stock options, generally three years. The grants generally vest semi-annually and such vesting is contingent upon future services provided by the consultants to the Company. Options remaining unvested for the non-employees are subject to re-measurement each reporting period prior to vesting in full. Since the fair market value of the options issued to the non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges. In April 2007, the Company granted stock options of 10,000 shares to non-employees. The fair value of the options issued to non-employees of $48,141 was originally estimated at issuance using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 4.62%; expected term 10.0 years; expected volatility of 90%; expected dividend rate of 0%. During the year ended December 31, 2007, the stock award granted to a non-employee for 8,000 of these shares was cancelled when the individual terminated their relationship with the company prior to any of the shares being vested. The Company recorded consultant-related stock-based compensation expense of $6,696 for the year ended December 31, 2007. The Company did not have any non-employee stock option expense during the year ended December 31, 2006. At December 31, 2007, the fair value of the options issued to non-employees was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 3.91%, expected term 9.30 years, expected volatility of 100%, expected dividend rate of 0%.

Net Loss Per Share

The computation of basic and diluted loss per common share is based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, convertible debt and warrants.

Common stock equivalents (which during the year ended December 31, 2007 consisted of options to purchase 842,600 common shares, convertible preferred stock and accrued stock dividends to purchase 24,878,390 common shares, a stock subscription for 8,340 shares of common stock and warrants to purchase 4,216,251 common shares and 802,500 unvested restricted shares of common stock were not considered in the computation of dilutive net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share. Similarly, the impact of options to purchase 204,926 common shares, redeemable convertible preferred stock to purchase 900,000 common shares, a stock subscription for 8,340 shares of common stock and warrants to purchase 1,121,487 common shares were not considered in the computation of dilutive net loss per share because inclusion of such shares would have had an anti-dilutive effect on net loss per share for the year ended December 31, 2006. The impact of options to purchase 246,926 and 10,750,908 shares of common stock were excluded from this calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the year ended December 31, 2005.

Advertising Expenditures

Advertising expenses are charged to operations as incurred. During the year ended December 31, 2007, the Company incurred $313,256 of such expenses, primarily in connection with the launch of its new Nurigene dermaceutical product. During the years ended December 31, 2006 and 2005, the Company incurred $6,575 and $20,690 of advertising expenses, respectively.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 , or “FIN 48”, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective beginning with the first annual period after December 15, 2006. During 2007, the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” did not significantly affect the Company’s financial condition or results of operations.

Concentration of Credit Risk

In 2005 through 2007 the Company primarily sold its products to one company, a major cosmetics company. Sales to this customer equaled 89%, 92%, and 96% of total sales for each of the years ended December 31, 2007, 2006, and 2005, respectively. The Company’s accounts receivable from this customer equaled 100% of total accounts receivable at December 31, for 2007, and 2006. Historically, the Company has not experienced any material losses related to its accounts receivable.

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, warrants, redeemable preferred stock, related party accounts, and notes payable approximates their carrying values because of their short-term nature.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a common definition of fair value to be used whenever GAAP requires (or permits) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. It also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure most financial assets and liabilities and any changes in fair value are recognized in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. FAS 159 will be effective for the Company on January 1, 2008. On February 12, 2008, the FASB issued proposed FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” which defers the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FAS 157 and FAS 159 will have a material impact on its financial statements upon adoption.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“FAS 160”). FAS 160 clarifies the classification in a company’s consolidated balance sheet and the accounting for and disclosure of transactions between the company and holders of noncontrolling interests. FAS 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of FAS 160 to have a material impact on its financial statements upon adoption.

In December 2007, Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Prepaid Expenses

Prepaid expenses at December 31, 2007 consist primarily of $642,600 for an additional chronic toxicity study required for several of the Company’s drug candidates. The Company has not been able to pay for the study as of the date of this filing. The payment obligation is included in accounts payable.

3. EQUIPMENT

Equipment consisted of the following at December 31:

	2007	2006
Computer equipment	$17,892	$14,369
Less—accumulated depreciation	(14,830)	(11,239)

Property and equipment, net	$3,062	$3,130

Depreciation expense amounted to $ 3,591, $2,999 and $3,816 in 2007, 2006, and 2005, respectively.

4. NOTES PAYABLE TO A SHAREHOLDER AND OTHER RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Notes Payable to a Shareholder

As discussed in Note 1, Risk and Liquidity , the Company has funded its accumulated losses primarily through the issuance of equity securities, issuance of notes payable, and advances from related parties. In November 2006, the Company repaid a related party short-term note payable of $75,000 to Wael El Bahey. Mr. El Bahey is the majority stockholder of H.K. Properties Limited, an investment advisory firm not located in the U.S. and not registered with the U.S. Securities and Exchange Commission, of which our former director Nasser Menhall is a director and minority stockholder. The loan was non-interest bearing and was due the earlier of May 23, 2007, or the date of an earlier private placement of $1,500,000 or more closed.

Other Related Party Transactions and Relationships

There are several other related party transactions and relationships which directly or indirectly impacted the financial statements of the Company at December 31, 2007 and 2006, or the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, including:

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

In September 2005, the Company borrowed $50,000 from the Company’s former Chairman, Nasser Menhall. The loan became due and was repaid when the AVN Merger closed. The loan was non-interest bearing.

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

In September 2006, the Company borrowed $20,000 from the Company’s former Chairman, Nasser Menhall. The loan was repaid in September 2006. The loan was non-interest bearing.

5. CONVERTIBLE PROMISSORY NOTE

On April 21, 2006, the Company entered into a convertible promissory note in the amount of up to two million dollars and a registration rights agreement with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). The Company received proceeds of $800,000 during 2006. The advances were repaid to the lender at the Company’s discretion during December 2006. There was no balance due on the note other than the accrued interest of $26,222 due as of December 31, 2006. This interest was paid in July 2007.

As long as no default occurred, the Company, upon providing the Investor seventy two hours notice, could draw down funds in multiples of $200,000 dollars. Draw downs were allowable if the Company’s cash balance was less than $300,000. However, the Investor also had the right to advance the full remaining available balance of the facility at any time, upon its sole discretion.

The note bore interest at 8% and under its original terms, matured on March 31, 2009. The Investor may, at its option, elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company at a conversion rate of $3.00 per share, subject to adjustment in case of stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. Interest on the note which is due and payable quarterly, commencing on July 1, 2006, is also convertible into common stock at the election of the Investor. The lender agreed to waive repayment of accrued interest until the Company received additional external funding in excess of $5,000,000.

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

The Company accounted for the convertible notes in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company recorded, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date and the effective conversion price embedded in the note, equal to $663,340. The Company recorded an interest charge of $663,340 during the year ended December 31, 2006 as all amounts were repaid in 2006. No expense was recorded during 2007.

The Company accounted for the features of the Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock”. Because the registration rights agreement did not specify a settlement alternative if the Company was unable to register the underlying shares, the Company classified the Warrant as a liability. The Warrant was initially valued, using the Black-Scholes model, at $2,282,735. The calculated value of warrant was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.50%-3.26%, a volatility of 100%, a term of 3.00-4.00 years, and a dividend yield of 0% at December 31, 2006 and 2007 respectively.

In accordance with EITF 00-19, the Warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized loss of $646,988 during the year ended December 31, 2006 and an unrealized gain of $2,928,071 during the year ended December 31, 2007. The Warrant was issued to the Investor to secure a firm commitment to advance proceeds under the note. As a result, the fees paid were recorded as a commitment fee and are being amortized over the life of the note. The company recorded additional interest expense of $1,743,333 and $539,362 during the years ended December 31, 2007 and December 31, 2006 respectively to amortize the commitment fee. Please refer to Note 7, Stockholders Equity Warrants for additional details regarding the warrant.

On March 20, 2007, the Company entered into an agreement with the lender and amended the April convertible promissory note. The amended facility was a Convertible Promissory Note in the amount of up to Three Million Five Hundred Thousand Dollars ($3,500,000) (the “Note”) and, on March 22, 2007, a Registration Rights Agreement (the “Registration Rights Agreement”), with The Biotechnology Ventures (III) Capital Trust, an accredited investor (the “Investor”). It amended the original convertible promissory note dated April 21, 2006. The Note bore interest at 8% and matured on March 31, 2009 or March 31, 2010, which maturity date was to be selected at the discretion of the Investor in writing prior to the first advance on the Note. The Investor had the option to elect to convert all or any portion of outstanding principal balance into shares of common stock of the Company (the “Common stock”) at an initial conversion rate of $5.00 per share, subject to adjustment in case of stock dividend, stock split, any recapitalization, reorganization, reclassification, consolidation or merger. The conversion rate also adjusts when the Company issues common stock at a price below the then conversion rate. Interest on the Note which was due and payable quarterly, commencing on July 1, 2007, was also convertible into common stock at the election of the Investor.

On July 30, 2007, the Company terminated the Note with the Investor. There were no advances on the Note during 2007. The Company paid the remaining $26,222 in accrued interest to the lender as part of the termination of the Note.

6. CONVERTIBLE PREFERRED STOCK

Redemption value at December 31, 2007:

December 31, 2007
Series A Redeemable Convertible Preferred Stock; $0.001 par value; 5,000,000 shares authorized; 900,000 issued at December 31, 2007	$2,996,534

Series B Redeemable Convertible Preferred Stock; $0.001 par value; 3,000,000 shares authorized; 400,000 issued at December 31, 2007	$2,715,080

Series C Convertible Preferred Stock; $0.001 par value; 19,800 shares authorized; 3,110 issued at December 31, 2007	$3,831,739

Series A Redeemable Convertible Preferred Stock

On November 17, 2006, the Company’s Board of Directors approved a Private Placement Memorandum authorizing the issuance of up to 3,500,000 units of Series A Redeemable Convertible Preferred Stock (“Series A Preferred Stock”). During November 2006, the Company received $4,500,000 in gross proceeds from the Series A financing. The Company issued 900,000 shares of unregistered Series A Preferred Stock to three overseas investors at a price of $5.00 per share. The Company also issued warrants (“Series A Warrants”) to the investors to purchase 450,000 shares of the Company’s unregistered common stock, par value $0.001 per share, at an exercise price of $7.00 per share. As part of the financing, the Company paid BMG Financial Advisors, an investment advisor, $160,000 for selling commissions related to the sale. After deducting other issuance costs of $17,082 related to the offering, the net proceeds to the Company from the round of financing are $4,322,918.

The Company classified the Series A financing as Redeemable Convertible Preferred Stock in the Mezzanine section. The Series A Preferred Stock, net of issuance costs, was initially recorded at fair value of $2,325,826. A discount of $2,064,202 was recorded to reflect the beneficial conversion feature associated with the financing. The Series A Warrants were initially recorded at fair value of $1,997,093. The calculated value of warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.62%, a volatility of 100%, a term of 5.00 to 5.13 years, and a dividend yield of 0%. The Series A Warrants expire on December 31, 2011. The Company accounted for the features of the Series A Warrant under EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series A Warrants were classified as a liability because the Company was unable to guaranty enough shares to settle the contract. Stock dividends of $449,552 and $59,523 and preferred stock accretion of $2,007,040 and $218,797 were recorded during the twelve month periods ended December 31, 2007 and December 31, 2006 respectively, on the Series A Preferred Stock.

Rights and Preferences of Series A Redeemable Convertible Preferred Stock

The Series A Preferred Stock is senior to the Company’s common stock in liquidation preference and dividend rights. The number of authorized shares of Series A Preferred Stock may be increased or decreased (but not below the number of Series A Preferred Stock then outstanding) by the affirmative vote of the holders of a majority of the Company’s common stock, without a vote of the holders of Series A Preferred Stock, unless such a vote is required pursuant to the certificate establishing the Series A Preferred Stock.

Dividends

Each holder of the Series A Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of Series A Preferred Stock, based on the value of $5.00 per share of Series A Preferred Stock.

Liquidation Preference

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, the holders of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders an amount in cash equal to $5.00 for each share outstanding, plus an amount in cash equal to all accrued but unpaid dividends thereon to the date fixed for liquidation, before any payment shall be made or any assets distributed to the holders of any of the Junior Securities. If the assets of the Corporation are not sufficient to pay in full the liquidation payments payable to the holders of Series A Preferred Stock and any outstanding shares of any other series of Preferred Stock having liquidation rights on parity with the shares of the Series A Preferred Stock, then the holders of all such shares shall share ratably in such distribution of assets in accordance with the amount which would be payable on such distribution if the amounts to which the holders of outstanding shares of the Series A Preferred Stock and the holders of outstanding shares of such other series of Preferred Stock are entitled were paid in full. The consolidation or merger of the Corporation shall not be deemed a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation.

Voting

Holders of the Series A Preferred Stock have one vote for each Share and will vote together with the common stock as a single class, except to the extent that separate class voting is required by the Delaware General Corporation Law.

Series A Directorship

Holders of Series A Preferred Stock are entitled to appoint and elect one director to the Company’s Board of Directors.

Right of Participation

The holders of Series A Preferred Stock shall be notified of and invited to participate in, but shall have no right to purchase a minimum amount or percentage of, all equity financings of the Corporation.

Senior Debt

The Corporation shall not incur, assume or guarantee indebtedness to a financial institution senior to the Series A Preferred Stock without prior approval of the holders of a majority of the outstanding shares of Series A Preferred Stock.

Conversion Rights

At any time between June 30, 2007 and December 31, 2009, a holder of Series A Preferred Stock may demand conversion of such Series A Preferred Stock into common stock at a 1:1 ratio, subject to adjustment. At any time after December 31, 2008, the Company may require the holder of Series A Preferred Stock to select between converting all shares of Series A Preferred Stock into common stock at a 1:1 ratio, subject to adjustment, and redeeming all shares of Series A Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends. Each holder of Series A Preferred Stock is entitled to receive a stock dividend of 10% annually, payable semi-annually, for each share of Series A Preferred Stock, based on the value of $5.00 per share of Series A Preferred Stock. During the period from January 1, 2010 to December 31, 2010, all holders of Series A Preferred Stock must select between converting all shares of Series A Preferred Stock into common stock at a 1:1 ratio, subject to adjustment, or redeeming all shares of Series A Preferred Stock at a price of $5.00 per share plus any accrued and unpaid dividends.

Anti-Dilution

The Series A Preferred Stock has customary antidilution adjustments in the case of stock splits, stock dividends or recapitalizations.

Registration Rights

As part of the Series A financing, the Company agreed to use commercially reasonable efforts to attempt to register the shares and warrants underlying the Series A financing no later than December 31, 2007. The agreement did not include any penalties nor did it enable the Series A Preferred Stock to become mandatorily redeemable in the event the Company failed to either file the registration statement or successfully register the stock.

Series B Redeemable Convertible Preferred Stock

On March 30, 2007, the Company entered into a Securities Purchase Agreement, whereby it agreed to issue and sell in a private offering 400,000 shares of Series B Preferred Stock and a warrant to purchase 200,000 shares of common stock at an initial exercise price of $7.00 per share for an aggregate purchase price of $2,000,000. The purchase price was paid into escrow on April 2, 2007, and was released to the Company upon the closing of the issuance. On April 10, 2007, the closing of the issuance occurred, and the purchase price was released from escrow and distributed to the Company. A cash fee of $25,000 was withheld from the proceeds and paid into escrow as reimbursement for legal services rendered by the investor’s attorneys and as reimbursement for its due diligence expenses. No underwriting discounts or commissions were paid with respect to the sale under the March 30, 2007 Securities Purchase Agreement.

The Company classified the Series B Preferred Stock outside of permanent equity because the Company was not able to guaranty it would have enough shares to settle the contract. The warrants were classified as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” as the warrants are subject to certain anti-dilution provisions which the Company may not have sufficient authorized shares to settle the warrants. As a result of the liability classification of the warrants, the warrants are required to be recorded at fair value. As such, the Series B

Preferred Stock was initially recorded net of issuance costs of $137,738 at $1,192,332 and the fair value of the warrants of $669,930. The calculated value of warrants was determined using the Black-Scholes option pricing model with the following assumptions: an assumed risk-free interest rate of 4.54%, a volatility of 90%, a term of 5.00 years, and a dividend yield of 0%. In addition, a discount of $505,833 was recorded to reflect the intrinsic value of the beneficial conversion feature associated with the Series B Preferred Stock at issuance. As the Series B Preferred Stock is redeemable, the discount related to the issuance costs, warrants and beneficial conversion feature is accreted through the earliest redemption date. The accretion recorded during the year ended December 31, 2007 was $327,194. The Series C Preferred Stock was the accreted to redemption value during 2007, see below for futher discussion.

The Series B Preferred Stock ranks pari passu with the Company’s Series A Preferred Stock and senior to the shares of common stock with respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary. Each holder of Series B Preferred Stock is entitled to receive cumulative dividends of 10% per annum payable semi-annually in arrears, on each April 1 and October 1, beginning October 1, 2007 and on each redemption and conversion date and are payable in cash. During the year ended December 31, 2007, cash dividends of $100,556 were paid to the holders of the Series B Preferred Stock. At December 31, 2007, a cash dividend payable of $51,110 is included in the redemption value of Series B Preferred Stock in the balance sheet. The shares of Series B Preferred Stock have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series B Preferred Stock (“Certificate of Designation”) and as otherwise required by law. However, as long as Series B Preferred Stock having a stated value of at least $1,000,000 remains outstanding, the buyers of the Series B Preferred Stock have the ability under the Securities Purchase Agreements to cause their nominees to be appointed to the Company’s Board of Directors in the event of various uncured Events of Default (as defined in the Certificate of Designation) and could potentially control a majority of directors on the Board of Directors if the particular Event of Default continues uncured for a sufficient period of time, as described in the Securities Purchase Agreements. At such time as the outstanding amount of Series B Preferred Stock has a stated value of less than $1,000,000, the buyers agree to cause their nominee(s) to resign from the Board of Directors. The Series B Preferred Stock has the right to convert into common stock at an initial conversion price of $5.00 per share, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. The conversion price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the Certificate of Designation. The Series B Preferred Stock will automatically be redeemed three years after the date of the issue, and the holders of Series B Preferred Stock have the right to have the Series B Preferred Stock redeemed upon the occurrence or non-occurrence of various events. The Company also has the right to redeem the Series B Preferred Stock under certain circumstances, as set forth in the Certificate of Designation.

The warrants each have a term of five years from the date of issuance and had an initial exercise price of $7.00, subject to adjustment for recapitalizations, reclassifications or similar transactions and subject to anti-dilution adjustments. The exercise price is also subject to adjustment in the event the Company does not meet certain milestone events as set forth in the warrants. If certain enumerated Events of Default (as defined in the warrant agreement) occur, the warrants will be redeemed by the Company unless such triggering event is waived by the holder of the warrants. The redemption price is based on the Black-Scholes value as of certain dates. The warrants can be exercised in cash or in a cashless exercise transaction.

As part of the Securities Purchase Agreements, the Company agreed to file a registration statement with the SEC covering the shares of common stock underlying the Series B Preferred Stock and the warrants. The filing deadline was June 23, 2007 and the deadline to have underlying shares registered was the earlier of 90 days after the registration statement is filed or September 21, 2007. Failure to timely file or go effective, which failure continues for a set period of time, is among the Events of Default which give the holders of the Series B Preferred Stock and the warrants the right to have their Series B Preferred Stock and warrants redeemed by the Company. On June 22, 2007 the holder of the Series B Preferred Stock agreed to a waiver allowing the Company until July 31, 2007 to file the Registration Statement. In September 2007, the Company and the holders of the Series B Preferred Stock entered into an agreement to waive certain events of default, to modify the registration deadline to November 1, 2007 and to require the Company to pay the penalties for failing to register the shares underlying the Series B Preferred Stock monthly, rather than quarterly. During the year ended December 31, 2007, the Company recorded an expense of $523,080 to accrue the estimated penalties for the period from the original registration deadline through October 2008, the anticipated filing date. The Company paid $131,844 of the accrued penalties during 2007 which represent the penalties due to the Series B Stock holders from June 2007 (the original registration deadline) through October 2007, and the remaining $391,326 remains a liability at December 31, 2007.

As part of the Series B Preferred Stock financing, the executive officers and all but one of the Company’s directors have agreed not to sell their shares of common stock for three years except under certain circumstances as set forth in a Limited Standstill Agreement. However, under such Agreements each is allowed to sell, during any three month period, up to the number of shares of common stock actually owned on March 30, 2007, or acquired in transactions qualifying as Exempt Issuances as defined in the Securities Purchase Agreement which the person would be allowed to sell under the volume limitations of the SEC’s Rule 144 as long as no more than one-third of this amount is sold in any 30 day period.

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

At December 31, 2007, the Company re-examined the status of the Series B Preferred Stock. During that review, the Company determined that although the holders of the Series B Preferred Stock had not issued the formal default notice required to legally place the contract in default, the Series B Preferred Stock may be callable at the option of the holder as a result of the Company’s failure to file a Registration Statement coupled with its inability to continue to pay the related failure payments after October 31, 2007. As a result, the Company reclassified the Series B Preferred Stock from mezzanine classification to current liabilities. Statement of Financial Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires that mandatorily redeemable shares be classified as a liability at fair value at the date the shares could become callable at the option of the holder. The Company valued the Series B Preferred Stock at December 31, 2007 based upon the mandatory redemption amount as defined in the Series B Certificate of Designations. The Company calculated a mandatory redemption premium of $2,715,080 which represents 125% of the sum of stated value of the preferred stock, plus accrued but unpaid cash dividends plus accrued unpaid failure payments and associated interest. The difference between the redemption value (2,715,080) and the book value (stated value of $2,000,000, plus accrued and unpaid dividends of 51,110 plus accrued, unpaid registration penalties of $60,618) of $603,352 was recorded against paid in capital and included as a loss applicable to common shareholders. The Company also amortized $686,499 in addition to the 2007 accretion of $105,028 as a charge against retained earnings to recognize the unamortized portion of the beneficial conversion feature resulting from the re-pricing of the Series B Preferred Stock from the September 2007 Series C financing.

In addition to triggering the mandatory redemption provision, the event of default also caused the conversion price to be permanently decreased to the lesser of the conversion price in effect or the lowest market price since the date of default. As such, the conversion price may be decreased to the lowest market price of $0.17 per share. As required by EITF 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” (“EITF 00-27”), a beneficial conversion feature was recognized price is reduced, but the recognition is limited to the initial value assigned to the preferred stock. The intrinsic value of the beneficial conversion feature was not recognized because beneficial conversion features of $505,833 and $686,499 were already applied against the initial value allocated to the Series B Preferred Stock of $1,192,332.

The holder of the Series B Preferred Stock has not issued a notice of default as of the date of this filing. Subsequent to December 31, 2007, the holder of the Series B Stock provided a conditional waiver of all events of default and failure provided that a purchaser buys the remainder of their Series B stock by December 2008. However, if that condition fails to be met, the waiver will be null and void. Please refer to Note 11, Subsequent Events to the financial statements for additional details of this matter.

Series C Convertible Preferred Stock

On September 24, 2007, the Company entered into a Securities Purchase Agreement whereby it agreed to sell in multiple closings, of up to 19,700 shares of Series C Preferred stock, at a purchase price of $1,000 per share and the related warrants. In the initial closing on September 24, 2007, the Company sold 3,110 shares of Series C Preferred Stock and the related warrants for a purchase price of $3,110,000. The remainder of the Series C Preferred Stock and related warrants were permitted to be sold in one or more subsequent closings, through October 26, 2007. No additional closings occurred by that date. In addition, the Company provided the holders of its Series A and B Preferred Stock the option to convert, as part of a subsequent closing, their shares of Series A and B Preferred Stock and the warrants issued as part of the Series A and B Preferred Stock issuances into shares of Series C Preferred Stock and warrants on a dollar-for-dollar basis. However, none of the Series A or B holders has converted into the Series C Preferred Stock as of the date of this filing. The Series B Preferred shares and associated warrants were subject to certain anti-dilution provisions as further discussed below.

Certificate of Designation

The shares of Series C Preferred Stock have no voting rights except as provided in the Certificate of Designation of Rights and Preferences of Series C Preferred Stock and as otherwise required by law. The Series C Preferred Stock was originally convertible into common stock at a conversion price of $3.35 per share of common stock, subject to adjustment for subsequent stock splits, stock dividends and similar events and subject to anti-dilution adjustments as set forth in the Certificate of Designation. Holders of shares of Series C Preferred Stock are entitled to receive cumulative dividends of 8% per annum times the liquidation value of the stock, payable upon conversion or redemption, at the Company’s option, in either registered stock or cash. The Company has chosen to accrue this dividend in stock. At December 31, 2007, the Company has recorded cumulative stock dividends of $66,801. Upon the occurrence or non-occurrence of certain events, as specified in the Certificate of Designation, the holders of Series C Preferred Stock may also require the Company to redeem the Series C Preferred Stock.

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

Series C Convertible Preferred Stock Initial Accounting Treatment:

Upon issuance, the Company classified the Series C Preferred Stock outside of permanent equity. The warrants were classified as a liability in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” as the warrants are subject to certain anti-dilution provisions which could cause the company to not have sufficient authorized shares to settle the warrants. As a result of the liability classification of the warrants, the warrants are required to be recorded at fair value. As such, the Series C Preferred Stock was initially recorded net of issuance costs of $935,222 and the fair value of warrant of $2,919,415. Because the sum of the warrant value and issuance costs exceed the gross proceeds, a non-cash interest charge of $744,637 was recorded and the Series C Preferred Stock was initially recorded at $0. The calculated value of warrants was determined using the Black-Scholes option pricing model with the following assumptions: C-1 warrants—An assumed risk-free interest rate of 4.31%, a volatility of 90%, a term of 5.00 years, and a dividend yield of 0%. The C-1 warrants were initially valued at $1,450,631; C-2 warrants: An assumed risk-free interest rate of 4.09%, a volatility of 90%, a term of 1.00 year, and a dividend yield of 0%. The C-2 warrants were initially valued at $497,272; C-3 warrants: An assumed risk-free interest rate of 4.31%, a volatility of 90%, a term of 5.00 years, and a dividend yield of 0%. The C-3 warrants were initially valued at $971,512. In addition, the Company calculated the intrinsic value of the beneficial conversion feature associated with the Series C Preferred Stock to be approximately $1,274,000. As no value was allocated to the preferred stock and the amount of the discount assigned to the beneficial conversion feature is limited to the value of the preferred stock, no additional discount was recorded.

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

Registration Rights Agreement

In connection with the financing, the Company entered into a Registration Rights Agreement with the Investors (the “Registration Rights Agreement”), pursuant to which the Company agreed to file with the Securities and Exchange Commission (the “Commission”) by November 23, 2007, a registration statement covering the shares of Common stock underlying the Series C Preferred Stock and the warrants (the “Registration Statement”). The deadline to have the Registration Statement declared effective was February 21, 2008 (or if the Commission conducts a “full review” of the Registration Statement, March 22, 2008). The Company’s failure to file the Registration Statement, or have it declared effective, by the applicable respective deadlines, if either such failure continues for a specified period of time, would constitute one of the “Triggering Events” entitling the holders of the Series C Preferred Stock and the warrants to require that the Company redeem such securities.

At December 31, 2007, the Company re-examined the status of the Series C Preferred Stock. During that review, the Company determined that although the holders of the Series C Preferred Stock had not issued the formal Triggering Event Notice required to legally place the contract in default, the Preferred Stock may potentially have become callable at the option of the holder as a result of the Company’s failure to file a Registration Statement as required by November 23, 2007, The Company has not made any failure payments to the Series C Holders either. As a result, the Company reclassified the Preferred Stock from mezzanine to current liability. Statement of Financial Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires that mandatorily redeemable shares be classified as a liability at fair value at the date the shares could become callable at the option of the holder. The Company valued the Series C Preferred Stock at December 31, 2007 based upon the mandatory redemption amount as defined in the Series C Certificate of Designations. The Company calculated a mandatory redemption premium of $3,831,739 which represents 120% of the sum of stated value of the preferred stock, plus accrued but unpaid liquidating dividends plus accrued unpaid liquidated damages and associated interest the difference between the redemption value and the book value of $654,938 was recorded against paid in capital and included as a loss applicable to common shareholders. In addition to triggering the mandatory redemption provision, the failure to file the registration statement also caused the conversion price of the Series C Preferred Stock to decrease to $1.35 per share. As required by EITF 00-27, a beneficial conversion feature must be recognized when the conversion price is reduced, but recognition is limited to the initial value assigned to the preferred stock which was $0.

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

Exchange Privileges into Series C Preferred Stock

None of our Series B holders converted their preferred stock into the Series C Preferred Stock. However, the Series B Preferred Stock contains anti-dilution provisions enabling the holders to exchange their conversion rights, on a dollar for dollar basis, with any subsequently issued securities without formally exchanging their Series B Stock for the Series C Stock. The holders had the right to convert their Series B Preferred Stock into common stock at $3.35 per share as opposed to the $5.00 per share original conversion price. This represents an increase of 197,105 common shares versus the 400,000 shares the preferred stock was originally convertible into. This change generated a beneficial conversion feature which is being accreted over the remaining time until the maturity date of the Series B Preferred Stock. As a result of the mandatory redemption provision, a beneficial conversion of $686,499 was recorded.

The Series B warrants also contain anti-dilution protection. The anti-dilution provisions allowed, the exercise price of the warrants was reduced from $7.00 per share to $3.35 per share. The face value of the warrants as originally issued ($1,400,000 or 200,000 shares at $7.00 per share exercise price) was protected entitling the Series B holders to an additional 217,910 warrants at the new exercise price of $ 3.35 per share. The Series B holders now have warrants to purchase 417,910 shares of common stock. All other provisions of the originally issued warrants remain intact. The Company recorded an additional charge of $539,720 to account for the issuance of the additional warrants and the associated re-pricing. This charge was recorded in the gain or loss on change in fair value of warrants during the twelve month period ended December 31, 2007.

The Company accounted for the Series B Preferred Stock exchange privileges using the guidance in EITF 00-27, Issue 3. This guidance states that a beneficial conversion feature must be recognized when a contingent conversion option activates and resets the conversion price of a convertible instrument.

The holder of the Series C Preferred Stock has not issued a notice of default as of the date of this filing.

7. STOCKHOLDERS’ EQUITY

Conversion of Series A, B, and C Pre-Merger Convertible Preferred to Common Stock

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

Pre-Merger Convertible Preferred Stock at December 31:

2004
Series A Convertible Preferred Stock; $0.01 par value; 658,157 shares authorized; 658,157 issued at December 31, 2004; liquidation preference $329,079 at December 31, 2004.	$6,582
Series B Convertible Preferred Stock; $0.01 par value; 1,500,000 shares authorized; 953,333 issued at December 31, 2004; liquidation preference $1,430,000 at December 31, 2004.	9,533
Series C Convertible Preferred Stock; $0.01 par value; 4,000,000 shares authorized; 3,815,143 issued at December 31, 2004,; liquidation preference $3,815,143 at December 31, 2004.	38,151

Total	$54,266

Post-Merger Preferred Stock at December 31, 2005:

2005
Redeemable Preferred Stock; $0.001 par value; 5,000,000 shares authorized; 0 issued at December 31, 2005.	$0

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

Warrants

On January 1, 2007, the Company adopted the provisions of EITF 00-19-2, “Accounting for Registration Payment Arrangements”, as described in Note 2 above. The Company re-examined all of its warrants and determined that none of them were eligible for equity treatment as determined by the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock “. As a result the Company continued to classify all of its warrants as liabilities, subject to mark to market treatment at the end of each measurement period.

In September 2007, in connection with its Series C Preferred Stock offering, the Company also agreed to issue three sets of warrants to the holders of the Series C Preferred Stock. The first warrant (C-1) enabled the holders to receive 696,269 shares of its common stock at an exercise price of $4.19 per share. This warrant expires on September 23, 2012. The C-1 warrant associated with the September 2007 issuance of Series C Preferred Stock was valued using the Black-Scholes pricing model at $40,008 at December 31, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 3.40%, a volatility of 100%, a term of 4.75 years; and a dividend yield of 0%. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $1,410,623 during the year ended December 31, 2007.

The second warrant (C-2) enables the holders to receive 674,620 shares of its common stock at an exercise price of $4.61 per share. These warrants expire on September 23, 2008. The C-2 warrant associated with the September 2007 issuance of Series C Preferred Stock was valued using the Black-Scholes pricing model at $26 at December 31, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 3.42%, a volatility of 100%, a term of 0.75 years; and a dividend yield of 0%. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $497,246 during the year ended December 31, 2007.

The third warrant (C-3) enabled the holders to receive 505,965 shares of its common stock at an exercise price of $5.76 per share. These warrants expire on September 23, 2012. The C-3 warrant associated with the September 2007 issuance of Series C Preferred Stock was valued using the Black-Scholes pricing model at $24,426 at December 31, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 3.40%, a volatility of 100%, a term of 4.75 years; and a dividend yield of 0%. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $947,086 during the year ended December 31, 2007.

In November 2007, the Company issued a warrant for 800,000 common shares at an exercise price of $3.35 per share for services provided by an investment bank. This warrant expires on November 10, 2012. The warrant associated with the November investment banking services was initially classified as a liability in accordance with EITF 00-19 and valued using the Black-Scholes pricing model at $380,534 on November 9, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 3.77%, a volatility of 100%, a term of 5.00 years; and a dividend yield of 0%. At December 31, 2007, the warrant was marked-to-market and valued at $53,212 using the Black-Scholes pricing model with the following assumptions: an assumed risk-free interest rate of 3.42%, a volatility of 100%, a term of 4.85 years; and a dividend yield of 0%. This mark-to-market resulted in recognition of an unrealized gain of $327,322 during the year ended December 31, 2007.

On April 2, 2007, in connection with the issuance of its Series B Redeemable Convertible Stock, the Company issued warrants enabling the holders of its preferred stock to receive 200,000 shares of its common stock at an initial exercise price of $7.00 per share. The warrant expires on April 2, 2012. This warrant included anti-dilution protection which entitled the holders to an additional 217,910 shares and an exercise price reset to $3.35 per share upon issuance of the Company’s Series C Preferred Stock in September 2002.

The warrant associated with the April 2007 issuance of Series B Preferred Stock was valued using the Black-Scholes pricing model at $22,567 at December 31, 2007. The calculated value of the warrant was determined using the following assumptions: an assumed risk-free interest rate of 3.31%, a volatility of 100%, a term of 4.25 years; and a dividend yield of 0%. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $647,373 during the year ended December 31, 2007.

During the year ended December 31, 2006, the Company issued warrants to purchase 1,121,487 shares of it common stock. On April 21, 2006, the Company issued a warrant to secure a firm commitment to advance proceeds under the Company’s convertible promissory note. The warrant enabled the lender to purchase up to 666,667 shares of common stock at an initial exercise price of $ 3.00 per share. The warrant has a three year term. In May and June 2006, the Company agreed to issue warrants for 4,820 common shares at an exercise price of $10.00 per share with a two year term for services provided by an investment bank. In November 2006, as part of the Series A Redeemable Convertible Stock, the Company agreed to issue warrants enabling the holders of its Preferred Stock to receive 450,000 shares of its common stock at an exercise price of $7.00 per share. These warrants expire on December 31, 2011.

The warrant associated with the April 2006 Convertible Promissory Note was valued using the Black-Scholes pricing model at $1,651 at December 31, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 3.27%, a volatility of 100%, a term of 1.25 years, and a dividend yield of 0%. In accordance with EITF 00-19, the warrant has been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $2,928,071 and an unrealized loss of $646,988 during the year ended December 31, 2007 and December 31, 2006 respectively.

The two warrants associated with the May and September 2006 investment banking services were valued using the Black-Scholes pricing model at $0 at December 31, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 3.26% and 3.36%, a volatility of 100%, terms of 0.37 and 0.43 years, and a dividend yield of 0%. In accordance with EITF 00-19, the warrants have been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $9,720 and an unrealized loss of $1,029 during the year ended December 31, 2007 and December 31, 2006 respectively

The three warrants associated with the issuance of Series A Redeemable Convertible Preferred stock (“Series A Preferred stock”) were valued using the Black-Scholes pricing model at $13,284 at December 31, 2007. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 3.26%, a volatility of 100%, a term of 4.00 years, and a dividend yield of 0%. In accordance with EITF 00-19, the warrants have been marked-to-market each reporting period. This mark-to-market resulted in recognition of an unrealized gain of $2,051,254 and an unrealized loss of $67,453 during the year ended December 31, 2007 and December 31, 2006 respectively.

All of the Company’s warrants were reclassified from long-term liabilities to current liabilities at December 31, 2007 based upon the potential callability of the Series B and Series C Preferred Stock. This resulted in a reclassification of $155,174. All of the warrants were already subject to mark to market liability accounting prior to the reclassification.

The following is a summary of the warrants outstanding at December 31, 2007:

Date of Issuance	Warrant to Purchase Shares of Common stock	Exercise Price $	Date of Warrant Expiration
April 21, 2006	666,667	$3.00	June 30, 2009
May 15, 2006	2,783	$10.00	May 15, 2008
June 5, 2006	2,037	$10.00	June 5, 2008
November 13, 2006	200,000	$7.00	December 31, 2011
November 28,2006	150,000	$7.00	December 31, 2011
November 29,2006	100,000	$7.00	December 31, 2011
April 2, 2007	417,910	$3.35	April 2, 2012
September 24, 2007	696,269	$4.19	September 23, 2012
September 24, 2007	674,620	$4.61	September 23, 2008
September 24, 2007	505,965	$5.76	September 23, 2012
November 9, 2007	800,000	$3.35	November 10, 2012
Total warrants outstanding as of December 31, 2007	4,216,251

Stock Subscription

During the year ended December 31, 2006, the Company granted a financial advisor 3,000 unregistered shares of Avicena common stock at an exercise price of $5.95 per share, total value of $17,850, as a retainer. The stock was not issued as of December 31, 2007. The stock contains piggy back rights when the Company files a Registration Statement with the SEC. The Company also granted another financial advisor 5,340 unregistered shares of Avicena common stock at an exercise price of $3.745 per share, total value of $20,000, as payment for investment banking services. The stock was not issued as of December 31, 2007.

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

The Company’s 1999 Plan permits grants of incentive stock options, as defined by Section 422 of the Code, and non-qualified stock options. The Company’s 1999 Plan also permits grant of shares of common stock, subject to the Company’s right to repurchase all or some of the shares at their issue price or other stated or formula price in the event that conditions specified by the Board in the award are not satisfied prior to the end of the restriction period established by the Board. As of December 31, 2007, 2,816,843 shares remain available for future grants under the 1999 Plan.

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

Options and Restricted Stock Issued Under the 1999 Plan

A summary of options and restricted stock under the 1999 Plan at December 31, 2007 is as follows:

Number of Options
Authorized (includes options and restricted stock)	9,054,384
Options for common stock awarded and exercised	4,413,544
Options for common stock awarded and outstanding	816,000
Restricted stock awarded	1,007,997

Available for grant	2,816,843

Vested options	176,833

Vested restricted stock	705,499

During the year ended December 31, 2007, the Company issued 775,000 stock options to employees, directors, and consultants of the Company as an incentive to retain certain key personnel and vendors directly associated with the Company. 8,000 shares were subsequently cancelled during the year as a result of the termination of a consultant before the shares were vested. In conjunction with the issuance of these options, the Company incurred stock-based compensation expense of $685,053. The shares vest every six months over three years.

Options and Restricted Stock Issued Outside of the 1999 Plan

The Company’s Board of Directors also authorized options to be issued outside the 1999 Plan. At December 31, 2004, the Company had outstanding options outside the 1999 Plan to purchase a total of 5,891,277 shares of common stock. In 2005 options to purchase 112,953 shares were granted in connection with the issuance of Pre-Merger Series C Convertible Preferred Stock, options to purchase 252,953 shares were exercised for cash and options to purchase 5,724,677 shares were exercised cashlessly. At December 31, 2006, the Company had options to purchase 26,600 shares of common stock outstanding outside the 1999 Plan. These are fully vested and exercisable at $.07 per share through 2012. The Company also awarded 3,047,858 shares of restricted stock in 2005 outside of the 1999 Plan. No stock options or restricted stock were issued outside the plan during the year ended December 31, 2007. However, 355,713 shares of restricted stock were cancelled during 2007 as a result of a settlement with a vendor and the resignation of our Chairman of the Board. See the “Restricted Stock” table below for a reconciliation of all restricted stock issued both in and out of the 1999 Plan prior to and during 2007. The Company issued 3,957,855 shares of restricted common stock to employees, directors and consultants of the Company in 2005 as an incentive to retain certain key personnel and vendors. In connection with the issuance of the restricted common stock, the Company recorded deferred compensation expense of approximately $400,800 which is being amortized on a straight line basis over the respective vesting periods.

Summary of Options Issued both Under and Outside the 1999 Plan

At December 31, 2007, the Company had outstanding options to purchase 842,600 shares of common stock that were issued both inside and outside the 1999 Plan. At December 31, 2007, 203,433 of those options were exercisable.

A summary of the changes in stock options outstanding during the year ended December 31, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2006	204,926	$.03
Granted	775,000	$5.75
Exercised	(21,550)	$.00
Forfeited/cancelled	(115,776)	$.40

Options outstanding at December 31, 2007	842,600	$5.24	9.02	$10,471

Options exercisable at December 31, 2007	203,433	$3.64	8.11	$10,471

Restricted Stock

In 2005, the Company’s Board of Directors authorized 3,957,855 additional shares of restricted stock to be issued. These shares were issued both inside and outside the 1999 Plan. The shares were valued between $.10 and $.14 per share.

	Number of Shares	Weighted average grant date fair value
Restricted stock nonvested at December 31, 2006	2,041,427	$0.10
Granted	0	$—
Vested	(933,214)	$0.10
Cancelled	(305,713)	$0.11

Restricted stock nonvested at December 31, 2007	802,500	$0.10

Restricted stock vested at December 31, 2007	2,897,642	$0.10

The amount of stock compensation expense related to the amortization of restricted stock during the years ended December 31, 2007, 2006 and 2005 was $17,214, $103,027, and $259,163 respectively. Upon adoption of FAS123(R) on January 1, 2006, the unamortized portion, $141,622, that is, the difference between the original deferred compensation of $400,785 and the amortized portion recorded as an expense was reclassified to be reflected on the equity section of the balance sheet as a reduction to additional paid-in capital.

On February 9, 2005, the Company entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of the Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 2,200,000 shares of restricted stock. Fifty percent of those shares vested on February 9, 2006 and an additional twenty-five percent of the shares became vested on each of February 9, 2007. The remaining twenty five percent vest on February 9, 2008, so long as the Company continues to employ Ms. Nivaggioli on that date. The restricted stock agreement with Mr. Menhall grants him 722,856 shares of restricted stock. Fifty percent of those shares became vested on February 9, 2006, and an additional twenty-five percent of the shares became vested on February 9, 2007. However, the remaining twenty five percent of the shares were unvested and were forfeited when Mr. Menhall resigned in October 2007 from the Board of Directors.

In March 2005, the Company entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of the Company’s Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 50,000 shares of restricted stock. One hundred percent of those shares become vested in July 2008, so long as the Company continues to employ Ms. Nivaggioli at such time. The restricted stock agreement with Mr. Menhall grants him 75,000 shares of restricted stock. One hundred percent of those shares were scheduled to vest in July 2008, so long as Mr. Menhall continued to provide the Company services at such time. However, they were forfeited when Mr. Menhall resigned in October 2007 from the Board of Directors.

During the year ended December 31, 2007, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company.

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

Significant components of the Company’s deferred tax assets, deferred tax liabilities, and deferred tax assets valuation allowances at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$8,938,738	$4,805,217
Other carryforwards	720	720
Amortization temporary differences	535,737	399,070

Total deferred tax assets	9,475,195	5,205,007
Less-valuation allowance	9,475,195	5,205,007
Total deferred tax liability	—	—

Net deferred tax assets	$—	$—

The deferred tax asset has been fully offset by a valuation allowance since management believes the recoverability of the asset is not reasonably assured.

The Company’s effective income tax provision (benefit) differed from the U.S. federal statutory income tax provision (benefit) at December 31, 2007, 2006 and 2005 as follows:

	2007	2006	2005
Federal income tax benefit computed at the statutory rate	$(3,510,943)	$(1,542,448)	$(915,105)
State income tax benefit, net of federal benefit	(602,265)	(264,559)	(157,100)
Other	(136,271)	(46,472)	26,834
Change in fair value of warrants	3,526,743	—	—
Change in valuation allowances	722,736	1,853,479	1,045,371

Income tax provision (benefit)	$—	$—	$—

The Company has net operating loss carryforwards for federal income tax purposes of $9,472,195, expiring through the year 2027, and also for two states of approximately $8,187,884 expiring through the years 2012 and 2017, respectively. The operating loss carryforward may be used as an offset against future federal taxable income. The Company’s ability to utilize its net operating loss carryforwards may be limited in the future if the Company experiences an ownership change as a result of future transactions.

Additionally, no provision for income taxes has been recorded since the Company has incurred losses for each year since inception.

During 2007, the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” did not have a material impact on the financial statements. Under the IRC, certain substantial changes in the Company’s ownership may limit the amount of net operating loss and credits carryforwards that can be utilized in any one year to offset future taxable income. As a result of the significant changes in the Company’s equity structure, it is highly probable that the Company has had an ownership change as defined in IRC Section 382. However, the Company has not done a detailed analysis of these ownership changes, and has not determined whether the application of Section 382 would in fact limit the amount of losses that may be utilized in the future.

10. COMMITMENTS AND CONTINGENCIES

The Company had no capital or operating lease commitments in excess of one year at the end of 2007.

April 2006 Convertible Note Potential Defaults

The Company received a written notice from the NASD informing it that unless its Form 10-K was filed by May 18, 2007, the Company’s common stock would be de-listed from the OTCBB. This matter was resolved when the Company filed its annual report on Form 10-K for the fiscal year ended December 31, 2006 on May 10, 2007, past the extended due date.

Our failure to file the 2007 Annual Report on FORM 10-KSB by the deadline also may have constituted a breach of our covenant under our $3.5 million Convertible Note dated March 20, 2007, and issued to Biotechnology Ventures (III) Capital Trust (the 2007 Note), to comply with all applicable legal requirements of any governmental authority. However, we received no notice of default from the holder of the 2007 Note nor have any advances been received under the 2007 Note. As of December 31, 2006, no amounts were outstanding under the Convertible Promissory Note issued by Biotechnology Ventures III on April 21, 2006. The Note was terminated by the Company in July 2007.

Series A Preferred Stock Potential Defaults

Our failure to file a Registration Statement with the SEC by December 31, 2007 constituted a breach of our covenant under the terms of our Series A Redeemable Convertible Preferred Stock and associated warrants. However, there are no specific penalties or remedies provided by the terms of these agreements. As a result, no contingent registration rights penalties were accrued or paid during the twelve month period ended December 31, 2007 and 2006.

Series B Preferred Stock Potential Defaults

If an “Event of Default” occurs and that such Default is continuing, then Bridgepointe Master Fund Ltd, the sole current holder of the Series B Preferred Stock (Bridgepointe), may elect to require the Company to redeem its shares of Series B Preferred Stock at a price equal to 125% multiplied by the sum of (A) $2,000,000 (the Stated Value of such Holder’s Series B Preferred Stock) plus (B) any accrued and unpaid Failure Payments (as described below). Please refer to Note 6 for additional details.

If an Event of Default occur, then the Company will be required to pay Bridgepointe specified “Failure Payments” equal to 18% per annum multiplied by the Stated Value of such Holder’s Series B Preferred Stock ($2,000,000) times the total number of days between the dates on which the Event of Failure occurred and was cured. Please refer to Note 6 for additional details.

In addition, failure to file this Report on time is deemed to constitute an “Event of Default” under the Series B Certificate of Designations, will also constitute an Event of Default under the Warrant to purchase 417,910 shares of the Company common stock issued to Bridgepointe. If an Event of Default has occurred and is continuing under the Warrant, then Bridgepointe may also elect to require the Company redeem the “outstanding amount” of the Warrant by paying them an amount equal to the value (determined using the Black-Scholes formula)

of the unexercised portion of the Warrant, calculated on either the day that Bridgepointe delivers its notice or the day before the redemption takes place, whichever is higher. We have not received any notice of redemption or notice of default from Bridgepointe.

Failure to file a Registration Statement with the SEC by June 23, 2007 and make associated failure payments after October 31, 2007 also constituted a breach of our covenant under the terms of our Series B Preferred Stock and associated warrants. The foregoing breach in turn may constitute, or the holder of the Series B Stock may argue that it constitutes, either an “Event of Default” or an “Event of Failure” under the Certificate of Designations which sets the terms and conditions of the Series B Stock as further described above. Upon an “Event of Default” and that such Default is continuing, then the holders of the Series B Preferred Stock and warrants may elect to require us to redeem their shares of Series B Preferred Stock at a price equal to 125% multiplied by the sum of (A) $2,000,000 (the Stated Value of such Holder’s Series B Preferred Stock) plus (B) any accrued and unpaid Failure Payments (as described above).

The Company also breached its agreement with the holders of the Series B Preferred Stock to maintain a minimum of $200,000 in restricted cash available at all times. This is approximate amount required to pay the one year of cash dividends due the Series B holders as per the terms of the agreement. The Company only had $41,730 of restricted cash at December 31, 2007.

Series C Preferred Stock Potential Defaults

Our failure to file a Registration Statement with the SEC by November 23, 2007 or pay any associated potential registration rights penalties may have also constituted a breach of our covenant under the terms of our Series C Redeemable Convertible Preferred Stock and associated warrants. The foregoing breach in turn may constitute, or the holder of the Series C Stock may argue that it constitutes, either a “Triggering Event” under the Certificate of Designations which sets the terms and conditions of the Series C Preferred Stock. If it is determined that we have committed a “Triggering Event” and that such Default is continuing, then the holders of the Series C Preferred Stock and warrants may elect to require us to redeem their shares of Series C Preferred Stock in either cash or shares of our common stock in accordance with the terms of the Certificate of Designations.

Other Potential Defaults

Delaware Tax Filing Missed : As a result of the Company’s cash constraints, it was unable to file its annual report at the State of Delaware in March 2008 or pay the required fees.

Lapse in Business Insurance: As a result of a processing error by the Company’s insurance agency, the Company’s commercial policy was inadvertently cancelled during 2006. There were no claims during the period. None of the other insurance policies were impacted. Once the Company learned of the error, it immediately restored the policy.

11. SUBSEQUENT EVENTS

Waiver on Series B Preferred Stock : In connection with the re-sale of a portion of the Company’s Series B Preferred Stock and related warrants on March 17, 2008 by the initial investor to a new investor, the Company and the original holder of the Series B Preferred Stock entered into a waiver agreement which was also signed by the new investor. In the agreement, the initial investor conditionally agreed to waive certain defaults and events of failure which may have arisen under the original Series B Stock Purchase agreement. The initial investor also agreed to accept its accrued 10% cash dividends in the Company’s common stock at a rate of $1.00 per share. These waivers are effective immediately but are conditional upon the new investor purchasing the remaining portion of the holder’s Series B Preferred Stock by December 2008. Should the new investor fail to complete the purchase by that date, the waivers will become null and void with the sole exception of the modification of the dividend payment noted above. Should the new investor fail to complete the repurchase by December 2008, the dividends will once again become due in cash at the original rate of 10% annually from December 2008 forward.

In the waiver agreement, the holders of the Series B Preferred Stock consent to the Company’s planned Series D Preferred Stock offering, waive their participation rights to the new financing, eliminate the milestone adjustments contained in the original Series B paperwork, and conditionally terminate the Registration Rights Agreement and all related rights and unpaid penalties, provided that the new purchaser of the Series B Preferred Stock purchases the remainder of the original Series B Preferred Stock by December 2008.

As part of the waiver, the Company also agreed to limit future amendments and modifications to its Series A and Series C Preferred Stock. The Company agreed that it would not amend the terms of these securities to make them more favorable than the Series B terms. The Company agreed not to redeem any preferred stock without the prior approval of all of the holders of the Series B Preferred Stock. The Company further agreed that it would not redeem either the Series A or Series C Preferred Stock until after it has redeemed all of its the Series B Preferred Stock.

Certificate of Designations Filed: On February 12, 2008, the Board of Directors approved and the Company filed a Certificate of Designations for a newly created Series D Convertible Preferred Stock in the State of Delaware. The round of financing was designed to raise up to $6,000,000 through an offering of Preferred Stock convertible into the Company’s common stock at a conversion price of $0.15 per share with full ratchet ant-dilution protection for two years. Since the Company does not have enough authorized and outstanding shares of its common stock available to fulfill these terms, it agreed to use commercially reasonable efforts to call a meeting of the Company’s stockholders to authorize an amendment As of the date of the filing, this round of financing has not been completed

Advance: On March 20, 2008, the Company received an advance of $100,000 from a potential investor in the Series D Preferred Stock. By mutual agreement with the investor, these funds were used for general working capital purposes.

Resignation of a Director: On April 1, 2008, Dr. Leslie Fang resigned from the Company’s Board of Directors; He remains on our Scientific Advisory Board and as our Chief Scientific Officer.

Advance: On April 9, 2008, the Company received an advance of $600,000 from a potential investor in the Series D Preferred Stock. By mutual agreement with the investor, these funds were used for general working capital purposes.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, in light of the issue(s) referenced below in Management’s Annual Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Annual Report On Internal Control Over Financial Reporting

Avicena management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weakness:

Absence of enough personnel and adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that, due to our limited resources, our finance department only consists of two employees, only one of whom is full-time. As a result, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting processes. The Company acknowledges that it needs to increase staffing in its finance and accounting departments and will attempt to do so as soon as its financial situation allows. The Company has also engaged an outside consulting firm to assist it in identifying deficiencies in its internal controls and providing solutions. This material weakness could result in a misstatement of our financial statements or related disclosures in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their audit for the year ended December 31, 2007 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Vitale, Caturano & Company’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments and related financial statement disclosures that were made in the course of the audit process. Among the issues identified in the audit process were accounting for reclassifications of convertible preferred stock and accounting for beneficial conversion features.

The matters identified by Vitale, Caturano & Company have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified by Vitale, Caturano & Company is attributable in significant part to the early development stage of the Company, capital constraints resulting from insufficient financing, and lack of enough full-time accounting and finance personnel during the year ended December 31, 2007.

We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. The immediate responsive actions being taken include obtaining additional finance resources to document and improve our internal controls.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of December 31, 2007, was not effective based on the criteria set forth by COSO in Internal Control - Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended December 31, 2007, except as disclosed in the above Evaluation of Disclosure Controls and Procedures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B.	Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of March 31, 2008:

Name	Age	Position(s)
Belinda Tsao Nivaggioli	40	Chairman and Chief Executive Officer
Michael J. Sullivan	54	Acting Chief Financial Officer, Vice President of Finance
Andrew Gertler	47	Director
Uri Sagman	54	Director
Bolko zu Stolberg	49	Vice President of Marketing & Business Strategy
Maisie Wong-Paredes	44	Director of Marketing & Business Development

Directors and Executive Officers

Belinda Tsao Nivaggioli became our Chief Executive Officer in January 2005. Dr. Nivaggioli had served as our Chief Operating Officer commencing January 2002 and as our Vice President of Operations from November 1999. Dr. Nivaggioli was a non-voting member of our Board of Directors from 1999 to 2004, and has been a voting member since 2005. She became Chairman in October 2007. Dr. Nivaggioli holds an A.B., with honors, in chemistry from Oberlin College, M.Sc. and Ph.D. degrees in bioorganic chemistry from the University of Toronto, and completed post-doctoral work at MIT.

Michael Sullivan became our Acting Chief Financial Officer (CFO) in March 2006. Mr. Sullivan serves us on a part-time basis, averaging fifteen to twenty hours per week on Avicena matters, except as otherwise needed. Since March of 2005, Mr. Sullivan has also served on a full-time basis as Chief Financial Officer of WorldCare Limited, a company affiliated with Nasser Menhall, the former Chairman of our Board of Directors. From April 2001 to June 2004, Mr. Sullivan served as Chief Financial Officer of Systems Engineering, Inc., a financial services and government software and networking firm and was a private investor between his employments with Systems Engineering, Inc. and WorldCare Limited. Mr. Sullivan holds a B.A. degree in Economics from Yale College, and passed the entire uniform C.P.A. examination on the first sitting.

Andrew M. Gertler was appointed to the Board on February, 2005. Mr. Gertler has been the Vice President of Lester Asset Management since July 2006. Prior thereto, he was Chairman and Chief Executive Officer of Neutron Enterprises, Inc. from August 2004 to July 2005, and Managing Director of Gestion Jean Paul Auclair from April 2001 to April 2004. Mr. Gertler is the Chairman of the Company’s Audit

Committee and is also a member of the Compensation and Committee and Corporate Governance Committee. Mr. Gertler currently serves as a director of Northern Ethanol, Stock-Trak Group and ZiCorporation. Mr. Gertler holds a B.A. in communications from McGill University and a M.B.A. from the University of Western Ontario.

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

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-B.

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

Summary Compensation Table

The Company has two executive officers. Belinda Tsao Nivaggioli serves as our Chairman and Chief Executive Officer and Michael Sullivan serves as our Acting Chief Financial Officer. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2007 awarded to, earned by or paid to our executive officers.

EXHIBIT A, SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Belinda Tsao Nivaggioli, Chief Executive Officer	2007	$349,999	0	0	0	0	0	0	$349,999

Belinda Tsao Nivaggioli, Chief Executive Officer	2006	$250,000	0	0	0	0	0	0	$250,000

Belinda Tsao Nivaggioli, Chief Executive Officer	2005	$237,333	0			0	0	0	$237,333

Michael J. Sullivan, Acting Chief Financial Officer	2007	$123,333	0	0	0	0	0	0	$123,336

Michael J. Sullivan, Acting Chief Financial Officer	2006	$67,500	0	0	0	0	0	0	$67,500

D. Wayne Peters, Acting Chief Financial Officer	2005	$111,057	0	0	0	0	0	0	$111,057

Nasser Menhall, Chairman	2007	$0	0	0	0	0	0	0	$0

Nasser Menhall, Chairman	2006	$0	0	0	0	0	0	0	$0

Nasser Menhall, Chairman	2005	$0	0	0	0	0	0	0	$0

EXHIBIT B, OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Belinda Tsao Nivaggioli	0	0	0	0	N/A	550,000	$115,500	0	0
Michael J. Sullivan	25,000	125,000	0	$5.75	April 2017	125,000	$0	0	0
Nasser Menhall	0	0	0	0	N/A	0	$0	0	0

EXHIBIT C, DIRECTOR COMPENSATION TABLE

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Belinda Tsao Nivaggioli	0	0	0	0	0	0	$0
Nasser Menhall	0	0	0	0	0	0	$0
Dr. Leslie Fang	$7,500	0	0	0	0	0	$7,500
Andrew Gertler	$7,500	0	0	0	0	0	$7,500
Uri Sagman	$7,500	0	0	0	0	0	$7,500

Stock Incentive Plan – Awards in 2007

During 2007, 775,000 options were granted to any of our employees, consultants or Officers under our 1999 Plan.

Aggregated Option Exercises in 2007 and 2007 Year-End Option Values

No options were exercised by our Officers or Directors during 2007.

Director Compensation

During the twelve month period ending December 31, 2007, we granted each of our three independent directors a quarterly stipend of $7,500 per quarter, commencing on July 1, 2007. The director fees are to be paid quarterly in arrears. $22,500 was paid in cash during 2007. During 2007, we also granted stock options to purchase 275,000 shares of our common stock to one of our directors. The options vest every six months over three years, have a 10 year life and an exercise price of $5.75 per share. During the twelve month period ended December 31, 2006, we paid Mr. Joseph Galda, a former director, $4,553 for his assistance in reviewing the terms of the Company’s Convertible Promissory Note obtained in April 2006.

In March 2005, we entered into a Consulting Agreement with Leslie Fang to govern Dr. Fang’s services as our Chief Scientific Officer and Chairman of our Scientific Advisory Board. The Agreement provides for a one-time grant of 500,000 restricted shares of common stock, vesting over three years.

Employment Agreements

In March 2005, we entered into an Employment Agreement with Belinda Tsao Nivaggioli to cover her services as Chief Executive Officer. The Agreement with Ms. Nivaggioli provides for an annual salary of $250,000 and a one-time grant of 2,200,000 shares of restricted common stock. In May 2007, Ms. Nivaggioli’s salary was increased to $400,000 annually.

Restricted Stock Agreements

On February 9, 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 2,200,000 shares of restricted stock. Fifty percent of those shares become vested on February 9, 2006, and an additional twenty-five percent of the shares become vested on each of February 9, 2007 and February 9, 2008, so long as we continue to employ Ms. Nivaggioli on each such date. The restricted stock agreement with Mr. Menhall granted him 722,856 shares of restricted stock. Fifty percent of those shares became vested on February 9, 2006, and an additional twenty-five percent of the shares became vested on February 9, 2007. The remaining unvested twenty five percent of those shares were forfeited when Mr. Menhall resigned from the Board of Directors in October 2007.

On March 9, 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli grants her 50,000 shares of restricted stock. One hundred percent of those shares become vested on July 31, 2008, so long as we continue to employ Ms. Nivaggioli on such date. The restricted stock agreement with Mr. Menhall granted him 75,000 shares of restricted stock. These shares were forfeited when Mr. Menhall resigned from the Board of Directors in October 2007.

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

As of December 31, 2007, we had 51,082,616 shares of common stock outstanding. Ms. Georgiou, who holds approximately 9.6% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office at 228 Hamilton Avenue, Third Floor, Palo Alto, CA 94301.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Belinda Tsao Nivaggioli	3,000,961	5.9
Michael J. Sullivan	0	0
Karen Georgiou (1)	4,900,000	9.6
Uri Sagman	0	0
Andrew M. Gertler	50,000	*
All directors and executive officers as a group (6 persons)	3,050,961	6.0

*	Indicates less than 1.0%
(1)	In January 2005, Karen Georgiou lent $250,000 to AVN Acquisition Corp. to enable AVN Acquisition Corp. to make a bridge loan to us. Under the promissory note manifesting the loan, AVN Acquisition Corp. was to pay Karen Georgiou the principal sum of $250,000 on or before May 31, 2006, with interest at a rate of eight percent per year. This note was repaid in cash prior to March 31, 2005, from a portion of the proceeds which AVN Acquisition Corp. received from subscribers for its common stock. Other than her beneficial ownership of our common stock, Ms. Georgiou has no affiliation with us.

Changes in Control

None.

Item 12.	Certain Relationships, Related Transactions and Director Independence

In February 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors, who served in that capacity until October 3007. The restricted stock agreement with Ms. Nivaggioli grants her 2,200,000 shares of restricted stock. Fifty percent of those shares became vested in February 2006, and an additional twenty-five percent of the shares became vested in February 2007 and February 2008, so long as we continue to employ Ms. Nivaggioli at such time. The restricted stock agreement with Mr. Menhall granted him 722,856 shares of restricted stock. Fifty percent of those shares became vested in February 2006, and an additional twenty-five percent of the shares became vested in each of February 2007.

In March 2005, we entered into an Employment Agreement with Belinda Tsao Nivaggioli to cover her services as Chief Executive Officer. The Agreement with Ms. Nivaggioli provides for an annual salary of $250,000 and a one-time grant of 2,200,000 shares of restricted common stock.

In March 2005, we entered into restricted stock agreements with Belinda Tsao Nivaggioli for her services as Chief Executive Officer and Nasser Menhall for his services as Chairman of our Board of Directors. The restricted stock agreement with Ms. Nivaggioli granted her 50,000 shares of restricted stock. One hundred percent of those shares became vested in July 2006. The restricted stock agreement with Mr. Menhall granted him 75,000 shares of restricted stock. One hundred percent of those shares became vested in July 2006.

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

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, Andrew Gertler and Uri Sagman would be deemed to be independent while Belinda Tsao Nivaggioli would not.

The Compensation Committee is comprised of Messrs. Gertler and Sagman. The Audit committee is comprised of Mr. Gertler. NASDAQ requires at least three members on the Audit Committee, each of whom must be independent. NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors. The Company currently does not meet either of these requirements.

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

Item 13.	Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB:

Exhibit #	Description
2.1	Agreement and Plan of Merger, dated October 25, 2005, by and between Registrant and AVN Acquisition Corp. (1)

2.2	Escrow Agreement, dated October 26, 2005, by and between Registrant, AVN Acquisition Corp. and LaSalle Bank National Association. (1)

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated By-Laws. (2)

3.3	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock. (12)

3.4	Form of Certificate of Amendment to Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock to be filed with the Delaware Secretary of State. (15)

3.5	Form of Certificate of Designation of Rights and Preferences of the Series B Preferred Stock to be filed with the Delaware Secretary of State. (15)

4.1	Warrant. (15)

10.1	1999 Stock Incentive Plan, as amended. (2)

10.2	Second Amendment to the 1999 Stock Incentive Plan. (5)

10.3	Form of Demand Note, dated July 13, 2005, by Registrant in favor of 401 Capital Partners Inc. (6)

10.4	Form of Promissory Note, dated August 23, 2005, by Registrant in favor of Wael El Bahey. (1)

10.5	Form of Promissory Note, dated October 3, 2005, by Registrant in favor of Nasser Menhall. (1)

10.6	Form of Promissory Note, dated November 4, 2005, by Registrant in favor of AVN Acquisition Corp. (1)

10.7	Series C Financial Advisory Agreement, dated March 11, 2002 by and between Registrant and H.K. Properties Limited. (2)

10.8	Subscription Agreement, dated August 15, 2004, by and between Registrant and Nasser Menhall. (4)

10.9	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (2)

10.10	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Nasser Menhall. (2)

10.11	Restricted Stock Purchase Agreement, dated February 9, 2005, by and between Registrant and Leslie Fang. (4)

10.12	Subscription Agreement, dated February 24, 2005, by and between Registrant and Kevin Waltzer. (4)

10.13	Restricted Stock Purchase Agreement, dated March 9, 2005, by and between Registrant and Nasser Menhall. (4)

10.14	Restricted Stock Purchase Agreement, dated March 9, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (4)

10.15	Consulting Agreement, dated February 25, 2005, by and between Registrant and Leslie Fang. (4)

10.16	Employment Agreement, dated March 3, 2005, by and between Registrant and Belinda Tsao Nivaggioli. (2)

10.17	Services Agreement, dated March 16, 2005, by and between Registrant and ERG. (2)

10.18	Supply, License and Development Agreement, dated August 17, 2000, by and between Registrant and Esteé Lauder, Inc. (3) #

10.19	Agreement For Purchase and Sale of GM Creatine Monohydrate, dated May 30, 2003, by and between Registrant and DeGussa AG. (2)

10.20	Regus Business Centre Service Agreement, dated August 15, 2005, by and between Registrant and Regus Business Centres Corp. (1)

10.21	Offer of Employment Letter to Michael Sullivan. (8)

10.22	Convertible Promissory Note, dated as of April 21, 2006 by Registrant in favor of The Biotechnology Ventures (III) Capital Trust (includes Form of Warrant). (9)

10.23	Registration Rights Agreement by and between Registrant and The Biotechnology Ventures (III) Capital Trust dated as of April 21, 2006. (9)

10.24	Form of Securities Purchase Agreement regarding Series A Convertible Preferred Stock. (12)

10.25	Form of Warrant with respect to Securities Purchase Agreement. (13)

10.26	Convertible Promissory Note, dated as of March 20, 2007, by Registrant in favor of the Biotechnology Ventures (III) Capital Trust. (14)

10.27	Registration Rights Agreement by and between Registrant and The Biotechnology Ventures (III) Capital Trust dated as of March 22, 2007. (14)

10.28	Securities Purchase Agreement. (15)

10.29	Registration Rights Agreement. (15)

10.30	Form of Limited Standstill Agreement. (15)

10.31	Form of Series A Preferred Stock Option Letter. (15)

10.32	Investment Banking and Financial Advisory Agreement dated April 10, 2007 by and between Registrant and Blackwater Capital Group, Inc. (16)

14	Code of Ethics. (7)

20.1	Letter of Transmittal to Avicena Stockholders. (7)

20.2	Letter from Registrant to stockholders. (10)

20.3	Letter from Registrant to stockholders. (11)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (17)

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (17)

(1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed with the Commission on November 7, 2005 (Reg. No. 333-129536).
(2)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed with the Commission on March 22, 2005 (Reg. No. 333-123476).

(3)	Incorporated by reference from Registrant’s Amendment No. 1 to the Registration Statement on Form SB-2 filed with the Commission on November 14, 2005 (Reg. No. 333-123476).
(4)	Incorporated by reference from Registrant’s Amendment No. 3 to the Registration Statement on Form SB-2 filed with the Commission on August 10, 2005 (Reg. No. 333-123476).
(5)	Incorporated by reference from Registrant’s Amendment No. 2 to the Registration Statement on Form SB-2 filed with the Commission on July 8, 2005 (Reg. No. 333-123476).
(6)	Incorporated by reference from Registrant’s Amendment No. 4 to the Registration Statement on Form SB-2 filed with the Commission on August 24, 2005 (Reg. No. 333-123476).
(7)	Incorporated by reference from the Registrant’s Annual Report on Form 10-KSB for the annual period ended December 31, 2005 and filed with the commission on March 31, 2006.
(8)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 6, 2006.
(9)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2006.
(10)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on September 20, 2006.
(11)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2006.
(12)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 and filed with the Commission on November 20, 2006.
(13)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on December 1, 2006.
(14)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 26, 2007.
(15)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 5, 2007.
(16)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on April 16, 2007.
(17)	Filed herewith.
#	Certain information in this exhibit has been omitted pursuant to a confidential treatment request, which the Commission approved on November 7, 2005.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The audit fees of Vitale, Caturano & Company, Ltd. billed during the years ending December 31, 2007 and 2006 were approximately $179,000 and $81,000, respectively.

Audit-Related Fees

None.

Tax Fees

Vitale, Caturano & Company, Ltd. does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

A VICENA GROUP, INC.

By:	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Belinda Tsao Nivaggioli	Chief Executive Officer (Principal Executive Officer) and Director	April 15, 2008
Belinda Tsao Nivaggioli

/s/ Michael J. Sullivan	Acting Chief Financial Officer (Principal Accounting and Financial Officer)	April 15, 2008
Michael J. Sullivan

/s/ Andrew Gertler	Director	April 15, 2008
Andrew Gertler

/s/ Uri Sagman	Director	April 15, 2008
Uri Sagman