Form 10-Q
period 2008-03-31
Avicena Group, Inc.
filed 2008-05-20
CIK 1317092

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) Of THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 000-51610

AVICENA GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3195737
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

228 Hamilton Avenue, 3rd Floor, Palo Alto, CA 94301

(Address of principal executive offices, Zip Code)

415-397-7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company .. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.001 par value	50,748,453

Avicena Group, Inc.

Quarter Ended March 31, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AVICENA GROUP, INC.

Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Restricted cash	43,080	41,730
Accounts receivable	48,942	33,801
Inventory	1,892	2,017
Prepaid expenses	720,245	752,097

Total current assets	814,159	829,645
Equipment, net	2,768	3,062
Deposits and other assets	15,626	15,626

Total assets	$832,553	$848,333

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,384,649	$1,911,955
Accrued expenses	1,321,278	1,101,069
Warrants	975,997	155,174
Series B redeemable convertible preferred stock	2,900,536	2,715,080
Series C convertible preferred stock	4,092,175	3,831,739
Advance on Series D convertible preferred stock	100,000	—

Total current liabilities	11,774,635	9,715,017

Total liabilities	11,774,635	9,715,017

Commitments and contingencies (Note 9)

Convertible preferred stock:
Series A redeemable convertible preferred stock; $0.001 par value, 1,260,000 shares authorized; 900,000 shares issued and outstanding at March 31, 2008 and December 31, 2007 (liquidation value of $5,133,618 at March 31, 2008)	3,621,463	2,996,534

	3,621,463	2,996,534
Stockholders’ deficit:

Common stock; $0.001 par value, 100,000,000 shares authorized; 50,748,453 shares issued and outstanding at March 31, 2008 and December 31, 2007	50,748	50,748
Additional paid-in capital	4,663,673	4,622,044
Stock subscription	37,850	37,850
Accumulated deficit	(19,315,816)	(16,573,860)

Total stockholders’ deficit	(14,563,545)	(11,863,218)

Total liabilities, convertible preferred stock and stockholders’ deficit	$832,553	$848,333

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statements of Operations

Three months ended March 31. 2008 and 2007

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenue	$127,894	$144,619

Cost of revenue	38,300	25,901

Gross margin	89,594	118,718

Research and development	243,463	235,272
Selling and marketing expenses	157,452	178,557
General and administrative expenses	1,409,415	682,847

	1,810,330	1,096,676

Loss from operations	(1,720,736)	(977,958)
Gain (loss) on change in fair value of warrants	(820,823)	1,195,046
Interest expense, net	(200,397)	(187,653)

Net income (loss)	(2,741,956)	29,435

Series A redeemable convertible preferred stock dividend	124,543	100,066
Series A redeemable convertible preferred stock accretion	500,386	494,887

Net loss applicable to common stock	$(3,366,885)	$(565,518)

Net loss per common share-basic and diluted	$(0.07)	$(0.01)

Weighted average common shares outstanding—basic and diluted	50,367,684	51,011,188

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP INC.

Statements of Cash Flows

Three months ended March 31, 2008 and 2007

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,741,956)	$29,435
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	294	723
Stock-based compensation expense	796,946	11,838
Amortization of deferred financing cost	—	191,113
Loss (gain) on change in fair value of warrants	820,823	(1,195,046)
Non-cash interest expense	193,083	—
Changes in assets and liabilities:
Restricted cash	(1,350)
Accounts receivable	(15,141)	(30,276)
Inventory	125	100
Prepaid expenses and other current assets	31,852	(1,210,685)
Deposits and other assets	—	(87,153)
Accounts payable	472,694	1,439,477
Accrued expenses	342,630	2,833

Net cash used in operating activities	(100,000)	(847,641)

Cash flows from investing activities:
Purchases of equipment	—	—

Net cash used in investing activities	—	—

Cash flows from financing activities:
Exercise of stock options	—	8
Advances from stockholder on Series D convertible preferred stock	100,000	—

Net cash provided by financing activities	100,000	8

Net decrease in cash and cash equivalents	—	(847,633)

Cash and cash equivalents, beginning of year	—	1,105,899

Cash and cash equivalents, end of year	$—	$258,266

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$7,311	$420

Income Taxes	$—	$—

Supplemental disclosure of noncash financing activities
Accretion of preferred stock	$500,386	$—

Stock dividend for preferred stock	$124,543	$100,066

Beneficial conversion feature associated with preferred stock	$—	$494,887

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

Statement of Changes in Stockholders Deficit and Convertible Preferred Stock

Three months ended March 31, 2008

(Unaudited)

	Series A Redeemable Convertible Preferred		Common		Additional Paid In	Stock Subscription	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Capital
Balance at December 31, 2007	900,000	$2,996,534	50,748,453	$50,748	$4,622,044	$37,850	$(16,573,860)	$(11,863,218)
Accretion of Series A redeemable convertible preferred stock	—	500,386	—	—	(500,386)	—	—	(500,386)
Accrued dividends payable Series A redeemable convertible preferred stock	—	124,543	—	—	(124,543)	—	—	(124,543)
Compensation expense associated with vesting of restricted stock and stock options	—	—	—	—	666,558	—	—	566,558
Net loss	—	—	—	—	—	—	(2,741,956)	(2,741,956)

Balance at March 31, 2008	900,000	$3,621,463	50,748,453	$50,748	$4,663,673	$37,850	$(19,315,816)	$(14,563,545)

The accompanying notes are an integral part of these financial statements.

AVICENA GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying condensed financial statements of Avicena Group, Inc. (the “Company”) are prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and footnotes related thereto for the year ended December 31, 2007 included in the Company’s Annual Report on form 10-KSB filed with the Securities and Exchange Commission (the “December 31, 2007 Financial Statements”). The unaudited financial statements, in our opinion, include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of the operations and cash flows for the three months ended March 31, 2008 and 2007. The results of the operations for such interim period are not necessarily indicative of the results to be achieved for the full year.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2007 Financial Statements, the Company’s significant operating losses and working capital deficit raise substantial doubt about its ability to continue as a going concern without additional equity. During the three months ended March 31, 2008, the Company entered into funding negotiations for the sale of Series D Convertible Preferred Stock and received a $100,000 advance from a potential investor during the three-month period. Subsequent to March 31, 2008, the Company received an additional advance from a potential investor, as more fully discussed in Note 10, Subsequent Events, below. The funding negotiations are still in process.

2. Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in Note 2 to the December 31, 2007 Financial Statements. Other than as set forth below, there have been no changes since 2007 to the significant accounting policies followed by the company.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that the reporting entity has the Company has the ability to access at the measurement date.

•

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s results of operations and financial condition. The Company has no Level 1 financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2008. Level 2 financial liabilities measured at fair value on a recurring basis consist of warrant liabilities of $975,997 as of March 31, 2008 (see Note 8, Warrants). The Company has no Level 2 financial assets measured at fair value on a recurring basis as of March 31, 2008. The Company has no Level 3 financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2008. The Company’s Level 2 financial liabilities consist of the warrants associated with the April 2006 Convertible Promissory note, warrants associated with issuance of Series A, B and C Preferred Stock and investment banking warrants. All the Company’s warrants are being fair valued using a Black-Scholes option pricing model. See Note 8, Warrants, for the inputs used to measure the fair value of the warrants.

Below is a summary of our fair value measurements at March 31, 2008:

Description	Value at 3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant Liabilities	$975,997	$—	$975,997	$—

Excess Options	$129,937	$—	$129,937	$—

Totals	$1,105,934	—	$1,105,934	—

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. This statement became effective for the Company on January 1, 2008. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

3. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 clarifies the classification in a company’s balance sheet and the accounting for and disclosure of transactions between the company and holders of non-controlling interests. SFAS No. 160 is effective for the Company January 1, 2009. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements upon adoption.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This standard requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and encourages but does not require comparative disclosures for earlier periods at the initial adoption. The Company is currently in the process of assessing the expected impact of this standard on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations”, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

4. Stock-Based Compensation

Stock Incentive Plans

The Company has granted options to purchase the Company’s common stock to employees, directors and consultants under its 1999 Stock Incentive Plan, as more fully described in Note 8 to the financial statements in the Form 10-KSB for the period ending December 31, 2007. Under the 1999 plan, employees, non-employee directors and consultants are eligible to receive awards of various forms of equity-based incentive compensation, including stock options, restricted stock, and performance awards, among others. The plan is administered by the Board of Directors or the Compensation Committee of the Board of Directors, which determine the terms of the awards granted. Stock options are generally granted with an exercise price equal to or above the market value of a share of common stock on the date of grant, have a term of ten years, and vest over terms of three years from the date of grant

The Company accounts for its equity-based awards in accordance with SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the requisite service period for awards expected to vest. The fair value of stock options is estimated using the Black-Scholes valuation model, and the fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates.

The Company recorded stock-based compensation for the three-month period ending March 31, 2008 of $796,946 as general and administrative expense. For the three month period ending March 31, 2007, the Company recorded stock-based compensation expense of $11,838.

Options and Restricted Stock Issued Under the 1999 Plan

During the three-month period ended March 31, 2008, no options were exercised. During this period, the Company issued 3,200,000 options under the plan. Due to an administrative error, 1,050,000 of these options were issued in excess of the 600,000 per person limit allowable under the plan. The Company does not consider these to be legally binding options. See the section “Excess Options Issuance” below for a more detailed description of this matter. In March 2008, the Company’s Board of Directors voted to expand the size of the plan by 10,000,000 shares, subject to shareholder approval. Such approval has not been obtained as of the date of this filing.

A summary of options and restricted stock activity under the 1999 Plan at March 31, 2008 is as follows:

Number of Options
Authorized (includes options and restricted stock)	9,054,384
Options for common stock awarded and exercised	(4,413,544)
Options for common stock awarded and outstanding	(2,992,600)
Restricted stock awarded	(1,007,997)

Available for grant	640,243

Vested options	2,326,833

Vested restricted stock	908,000

Options and Restricted Stock Issued Outside of the 1999 Plan

In addition, the Company’s Board of Directors also authorized options and restricted stock to be issued outside the 1999 Plan. At December 31, 2004, the Company had outstanding options outside the 1999 Plan to purchase a total of 5,891,277 shares of common stock. In 2005 options to purchase 112,953 shares were granted in connection with the issuance of Series C Preferred stock, options to purchase 252,953 shares were exercised for cash and options to purchase 5,724,677 shares were exercised cashlessly. At March 31, 2008, the Company had options to purchase 26,600 shares of common stock outstanding outside the 1999 Plan. These are fully vested and exercisable at $.07 per share through 2012. The Company awarded 3,047,858 shares of restricted stock in 2005 outside of the 1999 Plan. See Note 5, Restricted Stock.

Summary of Options Issued both Under and Outside the 1999 Plan

At March 31, 2008, the Company had outstanding options to purchase 2,992,600 shares of common stock that were issued both inside and outside the 1999 Plan. At March 31, 2008, 2,353,433 of those options were exercisable.

A summary of the changes in stock options outstanding during the three-month period ended March 31, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	842,600	$5.24
Granted	2,150,000	$.20
Exercised	0	$.00
Forfeited/cancelled	0	$.00

Options outstanding at March 31, 2008	2,992,600	$1.62	9.61	$7,452

Options exercisable at March 31, 2008	2,353,433	$.50	9.76	$7,452

Valuation Assumptions for Stock Options

The fair value of stock options granted during the three months ended March 31, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 2.37%, expected life of option grants 5.0 years, expected volatility of 100%, expected dividend rate of 0%. The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts. The expected volatility is based on an examination of comparable peer companies in the Biotechnology industry. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding. Given the Company’s limited history as a public company and limited volume of issuances of stock options in the past, the expected term was calculated using the simplified method as defined in Staff Accounting Bulletin No. 110.

The weighted average grant date fair value of options issued during the three months ended March 31, 2008 was $0.15 per share. The remaining unrecognized compensation cost related to unvested awards at March 31, 2008 was $1,974,279 and the weighted average period of time over which this cost will be recognized is 2.04 years.

No options were granted during the three months ended March 31, 2007.

Non-employee Stock Option Awards

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123(R) and EITF 96-18, “ Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in connection with Selling, Goods or Services” (“EITF 96-18”) and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”) over the respective vesting periods of the stock options, generally three years. The grants generally vest semi-annually and such vesting is contingent upon future services provided by the consultants to the Company. Options remaining unvested for the non-employees are subject to re-measurement each reporting period prior to vesting in full. Since the fair market value of the options issued to the non-employees are subject to changes in the future, the compensation expense recognized in each quarter may not be indicative of future compensation charges. In April 2007, the Company granted stock options of 10,000 shares to non-employees. The fair value of the options issued to non-employees of $39,629 was originally estimated at issuance using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 4.62%; expected term 10.0 years; expected volatility of 90%; expected dividend rate of 0%. During 2007, a stock option granted to a non-employee for 8,000 shares was cancelled when the individual terminated their relationship with the company prior to any of the shares being vested. The Company recorded stock-based compensation expense related to non-employees of $31 for the three months ended March 31, 2008. The Company did not have any non-employee stock option expense during the three month period ended March 31, 2007. At March 31, 2008, the fair value of the options issued to non-employees was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 3.27%, expected term 9.05 years, expected volatility of 100%, expected dividend rate of 0%.

Excess Options Issuance

In March 2008, the Company issued an additional 1,050,000 fully vested options with an exercise price of $0.20 per share to management and directors that exceeded the annual per person limits of the stock option plan. The Company recorded stock-based compensation expense of $157,879 related to these option shares at the date of the Board meeting authorizing the grant. The fair value of excess stock options grant was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 2.37%, expected life of option grants 5.0 years, expected volatility of 100%, expected dividend rate of 0%. Since the options are not considered valid issuances, the measurement date has not occurred. The Company classified the grant as a liability award, subject to mark-to-market revaluation at the end of each reporting period which result in a gain of $27,942 recorded during the three months ended March 31, 2008. The liability was valued at $129,937 at March 31, 2008. This liability is included in accrued expenses at March 31, 2008. The fair value at March 31, 2008 was estimated using the Black-Scholes option-pricing model with the following assumptions: risk free interest rate 2.44%, expected life of option grants 4.9 years, expected volatility of 100%, expected dividend rate of 0%.

5. Restricted Stock

Prior to 2008, the Company issued 3,957,855 shares of restricted stock both inside and outside the 1999 Plan which were valued between $.10 and $.14 per share. No shares of restricted stock were granted during 2008.

	Number of Shares	Weighted average grant date fair value
Restricted stock nonvested at December 31, 2007	802,500	$0.10
Granted	0	$—
Vested	752,500	$0.10
Cancelled	0	$—

Restricted stock nonvested at March 31, 2008	50,000	$0.10

Restricted stock vested at March 31, 2008	3,650,142	$0.10

The amount of stock compensation expense related to restricted stock amortized during the three-month periods ending March 31, 2008 and March 31, 2007 was $2,115 and $11,838, respectively.

During the three months ended March 31, 2008, the Company did not issue any additional shares of restricted stock to employees, directors or consultants of the Company.

6. Net Loss Per Share

The computation of basic and diluted loss per common share is based upon weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include stock options, convertible preferred stock, stock subscriptions, unvested restricted stock and warrants.

Common stock equivalents (which during the three-month period ending March 31, 2008 consisted of options to purchase 2,992,600 common shares, unvested restricted stock of 50,000 common shares, redeemable convertible preferred stock to purchase 21,119,941 common shares, a stock subscription for 8,340 shares of common stock and warrants to purchase 10,798,341 common shares) were not considered in the computation of dilutive net loss per share because inclusion of such shares would have an anti-dilutive effect on net loss per share. Similarly the impact of options to purchase 75,600 common shares, unvested restricted stock to purchase 933,214 common shares, redeemable convertible preferred stock to purchase 932,890 common shares, a stock subscription for 8,340 shares of common stock and warrants to purchase 1,121,487 common shares have been excluded from the calculation of diluted weighted average share amounts as their inclusion would have been anti-dilutive for the three-month period ended March 31, 2007.

7. Convertible Preferred Stock

Series B Convertible Preferred Stock: In March 2008, a group of new investors purchased 50% of the outstanding shares of the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and entered into an agreement to purchase the remainder of the outstanding shares by December 2008. All the holders of the Series B Preferred Stock provided the Company with a waiver whereby they agreed to accept the 10 % Series B dividends in stock at a rate of $1.00 per share, rather than in cash as originally designated by the contract. The holders agreed to accept these stock dividends in place of cash for all accrued dividends since October 1, 2007 and continuing until December 2008 or the purchase of the remainder of their Series B holdings. However, in the event the new investors fail to purchase the remaining balance of the original Series B Preferred Stock, any remaining amounts not purchased by December 2008 will then be entitled once again to receive their dividends in cash from that point forward.

At March 31, 2008, the Company re-examined the status of the Series B Preferred Stock. During that review, the Company determined that although the holders of the Series B Preferred Stock had not issued the formal default notice required to legally place the contract in default, the Series B Preferred Stock may be callable at the option of the holder as a result of the Company’s failure to file a Registration Statement coupled with its inability to continue to pay the related failure payments after October 31, 2007. As a result, the Company classified the Series B Preferred Stock as a current liability. SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires that mandatorily redeemable shares be classified as a liability at fair value at the date the shares could become callable at the option of the holder. The Company valued the Series B Preferred Stock at March 31, 2008 based upon the mandatory redemption amount as defined in the Series B Certificate of Designations. The Company calculated a mandatory redemption premium of $2,900,536 which represents 125% of the sum of stated value of the preferred stock, plus accrued but unpaid dividends of $101,666, plus accrued but unpaid failure payments due at March 31, 2008 of $158,427. The increase in the redemption value during the first quarter of 2008 consists of $50,556 of accrued dividends earned during the three months ended March 31, 2008 and charged to interest expense, failure payments of $97,809 reclassified from accrued expenses as well as the 125% premium associated with these amounts of $37,901 which is also included in interest expense.

At December 31, 2007, the Company recorded a contingent liability representing estimated penalties through November 2008 at 18% per annum times the stated value of the Series B Preferred Stock and the mandatory redemption value, which approximates the fair value, of the Series B warrants for failing to file a registration statement as required by the respective agreements. As a result of the increased value of the warrants at March 31, 2008, the Company recorded an additional charge of $141,463 during the three-months ended March 31, 2008 to reflect additional potential penalties. Please refer to Note 8, Warrants, for additional details regarding the modification resulting in the increased warrant value. At March 31, 2008, the Company has estimated the penalties for the Series B Preferred Stock and warrants through November 2008 in the amount of $547,267, of which $158,427 is included in the redemption value of the Series B Preferred Stock and $388,840 is included in accrued expenses.

In addition to triggering the mandatory redemption provision, the event of default also caused the conversion price to be permanently decreased to the lesser of the conversion price in effect or the lowest market price since the date of default. The conversion price was reduced to $0.17 at December 31, 2007. During the three months ended March 31, 2008, the lowest market price was $0.17 per share, therefore no change was required for the first quarter of 2008.

Series C Convertible Preferred Stock: At March 31, 2008, the Company re-examined the status of the Series C Convertible Preferred Stock (“Series C Preferred Stock”). During that review, the Company determined that although the holders of the Series C Preferred Stock had not issued the formal Triggering Event Notice required to legally place the contract in default, the Series C Preferred Stock may potentially be callable at the option of the holder as a result of the Company’s failure to file a Registration Statement as required by November 23, 2007. The Company has not made any failure payments to the Series C holders. As a result, the Company classified the Series C Preferred Stock as a current liability. SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” requires that mandatorily redeemable shares be classified as a liability at fair value at the date the shares could become callable at the option of the holder. The Company valued the Series C Preferred Stock at March 31, 2008 based upon the mandatory redemption amount as defined in the Series C Certificate of Designations. The Company calculated a mandatory redemption premium of $4,092,175 which represents 120% of the sum of stated value of the preferred stock, plus accrued but unpaid dividends of $128,831, plus accrued but unpaid failure payments due at March 31, 2008 of $171,315. The increase in the redemption value during the first quarter of 2008 consists of $62,030 of accrued dividends earned during the three months ended March 31, 2008 and charged to interest expense, failure payments of $155,000 reclassified from accrued expenses as well as the 120% premium associated with these amounts of $43,406 which is also included in interest expense.

At December 31, 2007, the Company recorded a contingent liability representing estimated penalties through November 2008 at 20% per annum times the stated value of the Series C Preferred Stock for failing to file a registration statement. At March 31, 2008, the Company has estimated the penalties for the Series C Preferred Stock through November 2008 in the amount of $620,000, of which $171,315 is included in the redemption value of the Series C Preferred Stock and $448,685 is included in accrued expenses.

8. Warrants

The Company has issued warrants to purchase 10,798,341 shares of it common stock.

The following is a summary of the warrants outstanding at March 31, 2008:

Date of Issuance	Warrant to Purchase Shares of Common Stock	Exercise Price $	Date of Warrant Expiration
April 21, 2006	666,667	$0.20	June 30, 2009
May 15, 2006	2,783	$10.00	May 15, 2008
June 5, 2006	2,037	$10.00	June 5, 2008
November 13, 2006	200,000	$7.00	December 31, 2011
November 28,2006	150,000	$7.00	December 31, 2011
November 29,2006	100,000	$7.00	December 31, 2011
April 2, 2007	7,000,000	$0.20	April 2, 2012
September 24, 2007	696,269	$1.35	September 23, 2012
September 24, 2007	674,620	$1.35	September 23, 2008
September 24, 2007	505,965	$1.35	September 23, 2012
November 9, 2007	800,000	$1.35	November 10, 2012

Total warrants outstanding as of March 31, 2008	10,798,341

The Company accounts for the features of all of its warrants under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). Because of the anti-dilution provisions contained in certain of the warrants, the Company cannot assure it will have sufficient number of shares available to fulfill exercise of the warrants. As a result, the Company has classified the warrants as liabilities. The warrants are marked-to-market each reporting period and the resulting gain or loss is recorded as a charge to net loss.

The warrants associated with the April 2006 Convertible Promissory Note issued on April 21, 2006 were valued using the Black-Scholes pricing model at $38,324 at March 31, 2008. The calculated value of the warrants was determined using the following assumptions: an assumed risk-free interest rate of 1.55%, a volatility of 100%, a term of 1.00 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in recognition of an unrealized gain of $15,735 during the three-month period ended March 31, 2008. These warrants are subject to certain anti-dilution provisions which were triggered in March 2008 when the Company issued options with an exercise price lower than the warrant exercise price. As a result of this issuance, the conversion price for the warrants associated with the April 2006 Convertible Promissory Note were automatically reduced from $3.00 to $0.20 per share. All other terms of the warrants remain intact. This modification resulted in a loss of $52,408 which was determined using a Black-Scholes model using the following assumptions: an assumed risk-free interest rate of 1.46%, a volatility of 100%, a term of 1.06 years, and a dividend yield of 0% at March 10, 2008. This loss represents the incremental value resulting from the change in terms.

The two warrants associated with the May and June 2006 investment banking services were valued using the Black-Scholes pricing model at $0 at March 31, 2008. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 1.26% to 1.31%, a volatility of 100%, a term of 0.12 to 0.16 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in no change during the three month period ended March 31, 2008.

The three warrants associated with the issuance of Series A Redeemable Convertible Preferred stock (“Series A Preferred stock”) issued in November 2006, were valued using the Black-Scholes pricing model at $7,429 at March 31, 2008. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 2.04%, a volatility of 100%, a term of 3.75 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in recognition of an unrealized gain of $5,855 during the three month period ended March 31, 2008.

The warrants associated with the April 2007 issuance of Series B Preferred Stock were valued using the Black-Scholes pricing model at $797,632 at March 31, 2008. The calculated value of the warrants was determined using the following assumptions: an assumed risk-free interest rate of 2.13%, a volatility of 100%, a term of 4.00 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in recognition of an unrealized gain of $185,021 during the three month period ended March 31, 2008. These warrants are subject to certain anti-dilution provisions which were triggered in March 2008 when the Company issued options with an exercise price lower than the warrant exercise price. As a result of this issuance, the conversion price for the warrants associated with the Series B Preferred Stock was automatically reduced from $3.35 to $0.20 per share. All other terms of the warrants remain intact. This modification resulted in a loss of $960,086 which was determined using a Black-Scholes model using the following assumptions: an assumed risk-free interest rate of 2.04%, a volatility of 100%, a term of 4.06 years, and a dividend yield of 0% at March 10, 2008. This loss represents the increased value resulting from the change in terms.

The C-1 warrants associated with the September 2007 issuance of Series C Preferred Stock were valued using the Black-Scholes pricing model at $45,616 at March 31, 2008. The calculated value of the warrants was determined using the following assumptions: an assumed risk-free interest rate of 2.29%, a volatility of 100%, a term of 4.50 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in recognition of an unrealized gain of $18,992 during the three month period ended March 31, 2008. These warrants are subject to certain anti-dilution provisions which were triggered in March 2008 when the Company issued options with an exercise price lower than the warrant exercise price. As a result of this issuance, the conversion price for the C-1 warrants associated with the Series C Preferred Stock was automatically reduced from $4.19 to $1.35 per share. All other terms of the warrants remain intact. This modification resulted in a loss of $24,600 which was determined using a Black-Scholes model using the following assumptions: an assumed risk-free interest rate of 2.22%, a volatility of 100%, a term of 4.56 years, and a dividend yield of 0% at March 10, 2008. This loss represents the increased value resulting from the change in terms.

The C-2 warrants associated with the September 2007 issuance of Series C Preferred Stock was valued using the Black-Scholes pricing model at $87 at March 31, 2008. The calculated value of the warrants was determined using the following assumptions: an assumed risk-free interest rate of 1.50%, a volatility of 100%, a term of 0.48 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in recognition of an unrealized gain of $307 during the three month period ended March 31, 2008. These warrants are subject to certain anti-dilution provisions which were triggered in March 2008 when the Company issued options with an exercise price lower than the warrant exercise price. As a result of this issuance, the conversion price for the C-2 warrants associated with the Series C Preferred Stock was automatically reduced from $4.61 to $1.35 per share. All other terms of the warrants remain intact. This modification resulted in a loss of $368 which was determined using a Black-Scholes model using the following assumptions: an assumed risk-free interest rate of 1.45%, a volatility of 100%, a term of 0.54 years, and a dividend yield of 0% as of March 10, 2008. This loss represents the increased value resulting from the change in terms.

The C-3 warrants associated with the September 2007 issuance of Series C Preferred Stock was valued using the Black-Scholes pricing model at $33,148 at March 31, 2008. The calculated value of the warrants was determined using the following assumptions: an assumed risk-free interest rate of 2.29%, a volatility of 100%, a term of 4.50 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in recognition of an unrealized gain of $13,354 during the three month period ended March 31, 2008. These warrants are subject to certain anti-dilution provisions which were triggered in March 2008 when the Company issued options with an exercise price lower than the warrant exercise price. As a result of this issuance, the conversion price for the C-3 warrants associated with the Series C Preferred Stock was automatically reduced from $5.76 to $1.35 per share. All other terms of the warrants remain intact. This modification resulted in a loss of $22,075 which was determined using a Black-Scholes model using the following assumptions: an assumed risk-free interest rate of 2.22%, a volatility of 100%, a term of 4.56 years, and a dividend yield of 0% as of March 10, 2008. This loss represents the increased value resulting from the change in terms.

The warrant associated with the November 2007 investment banking services was valued using the Black-Scholes pricing model at $53,761 at March 31, 2008. The calculated values of the warrant were determined using the following assumptions: an assumed risk-free interest rate of 2.33%, a volatility of 100%, a term of 4.60 years, and a dividend yield of 0% at March 31, 2008. This mark-to-market resulted in recognition of an unrealized gain of $22,647 during the three month period ended March 31, 2008. These warrants are subject to certain anti-dilution provisions which were triggered in March 2008 when the Company issued options with an exercise price lower than the warrant exercise price. As a result of this issuance, the conversion price for the November 2007 investment banking warrants was automatically reduced from $3.35 to $1.35 per share. All other terms of the warrants remain intact. This modification resulted in a loss of $23,197 which was determined using a Black-Scholes model using the following assumptions: an assumed risk-free interest rate of 2.25%, a volatility of 100%, a term of 4.66 years, and a dividend yield of 0% as of March 10, 2008. This loss represents the increased value resulting from the change in terms.

9. Commitments and Contingencies

The Company had no capital or operating lease commitments in excess of one year at March 31, 2008.

Series A Preferred Stock Potential Defaults

The Company’s failure to file a Registration Statement with the SEC by December 31, 2007 constituted a breach of our covenant under the terms of our Series A Redeemable Convertible Preferred Stock and associated warrants. However, there are no specific penalties or remedies provided by the terms of these agreements. As a result, no contingent registration rights penalties were accrued at March 31, 2008 or were paid during the three-month periods ended March 31, 2008 and 2007.

Series B Preferred Stock Potential Defaults

If an Event of Default occurs, then the Company will be required to pay the investors specified “Failure Payments” equal to 18% per annum multiplied by the Stated Value of such Holder’s Series B Preferred Stock ($2,000,000) times the total number of days between the dates on which the Event of Failure occurred and was cured. During the three months ended March 31, 2008, the Company recorded charges of $37,091 for the increase in the redemption value of the Series B Preferred Stock, and $50,556 to expense additional stock dividends accrued during this period and were included in interest expense. These amounts are included in the redemption value of the Series B Preferred Stock at March 31, 2008 and were recorded to non-cash interest expense. The Company also recorded a charge of $141,463 to accrued expenses and general and administrative expense during the three-month period ended March 31, 2008 to reflect the increase in the registration rights penalty due relating to the Series B warrant stemming from the failure to file the registration statement. Please refer to Note 7 for additional details.

In addition, failure to file this Report on time is deemed to constitute an “Event of Default” under the Series B Certificate of Designations, will also constitute an Event of Default under the Warrant to purchase 7,000,000 shares of the Company common stock issued to the investors. If an Event of Default has occurred and is continuing under the Warrant, then the investors may also elect to require the Company redeem the “outstanding amount” of the Warrant by paying them an amount equal to the value (determined using the Black-Scholes formula) of the unexercised portion of the Warrant, calculated on either the day that the investors deliver their notice or the day before the redemption takes place, whichever is higher. The Company has not received any notice of redemption or notice of default from the investors.

Failure to file a Registration Statement with the SEC by June 23, 2007 and make associated failure payments after October 31, 2007 also constituted a breach of our covenant under the terms of our Series B Preferred Stock and associated warrants. The foregoing breach in turn may constitute, or the holder of the Series B Stock may argue that it constitutes, either an “Event of Default” or an “Event of Failure” under the Certificate of Designations which sets the terms and conditions of the Series B Stock as further described above. Upon an “Event of Default” and that such Default is continuing, then the holders of the Series B Preferred Stock and warrants may elect to require the Company to redeem their shares of Series B Preferred Stock at a price as defined in the Series B Preferred Stock Certificate of Designations. Please refer to Note 7, Convertible Preferred Stock for additional details.

Series C Preferred Stock Potential Defaults

The Company’s failure to file a Registration Statement with the SEC by November 23, 2007 or pay any associated potential registration rights penalties may have also constituted a breach of our covenant under the terms of our Series C Redeemable Convertible Preferred Stock and associated warrants. The foregoing breach in turn may constitute, or the holder of the Series C Stock may argue that it constitutes, either a “Triggering Event” under the Certificate of Designations which sets the terms and conditions of the Series C Preferred Stock. If it is determined that we have committed a “Triggering Event” and that such Default is continuing, then the holders of the Series C Preferred Stock and warrants may elect to require the Company to redeem their shares of Series C Preferred Stock in either cash or shares of our common stock in accordance with the terms of the Certificate of Designations. During the three-months ended March 31, 2008, the Company recorded charges of $43,406 for the increase in the redemption value of the Series C Preferred Stock, and $62,030 to expense stock dividends accrued during this period. These amounts are included in the redemption value of the Series C Preferred Stock at March 31, 2008 and were recorded to non-cash interest expense. Please refer to Note 7 for additional details.

Please refer to Note 7, Convertible Preferred Stock for additional details.

Other Potential Defaults

Delaware Tax Filing Missed: As a result of the Company’s cash constraints, it was unable to file its annual report at the State of Delaware in March 2008 or pay the required fees.

10. Subsequent Events

Advance on Series D Redeemable Convertible Preferred Stock: On April 8, 2008, the Company received an additional advance of $600,000 from investors for its proposed Series D Redeemable Convertible Preferred Stock. The total advances received to date on this financing total $700,000. On April 21, 2008, the Company paid a financial advisor $100,000 in connection with this financing. As of the date of this filing, the financing has not been completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Form 10-KSB for the fiscal year ended December 31, 2007. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our research and development activities and move our product candidates into later stages of development. As of March 31, 2008, we had an accumulated deficit of $19,315,816. We have funded our losses to date through the sale of equity securities, the issuance of notes payable, and advances from stockholders.

Results of Operations — Three months ended March 31, 2008 and 2007

Our revenues decreased to $127,894 in the three month period ending March 31, 2008 from $144,619 in the corresponding 2007 period. This decrease of $16,725, or 12%, was primarily due to delays in product shipments resulting from inventory shortages and lower demand by Estée Lauder (EL).

Our cost of revenues increased to $38,300 in the three-month period ending March 31, 2008 from $25,901 in the corresponding 2007 period. This increase of $12,399 or 48% occurred as a result of increased sales of lower margin products, such as Neotine and Nurigene.

As a result of the change in product mix and related higher costs, our gross margin decreased to 70% in the three-month period ending March 31, 2008 from 82% during the comparable period in 2007.

Our research and development expenses consist of costs incurred for drug development, product development and clinical activities. These costs include in-kind support, such as providing drugs or placebos for trials and financial support, consulting and prototype development costs for dermaceutical products such as Nurigene as well as legal expenses for patents. Research and development expenses increased to $243,463 in the three-month period ending March 31, 2008 from $235,272 in the corresponding 2007 period. This increase of $8,191, or 3%, was primarily attributable to increased consulting costs stemming from our meeting with the FDA to discuss our Huntington’s Disease product.

Selling and marketing expense decreased by $21,105 or 12% during the three-month period ending March 31, 2008 from $178,557 in the corresponding 2007 period to $157,452 during the comparable 2008 period. Sales and marketing expenses in both periods primarily consisted of salaries, and costs for advertising, public relations, our web site, consulting and product design and development. The primary reason for the decrease was the reduced salary costs in 2008. Also, the heavy product launch costs for our Nurigene product in 2007 were not required during the comparable 2008 period.

General and administrative expenses consist mainly of non-cash stock based compensation, salaries and benefits, consulting fees, legal and accounting fees, insurance, facilities and utilities. Total general and administrative expenses increased to $1,409,415 in the three months ended March 31, 2008 from $682,847 in the comparable 2007 period. This represents an increase of $726,568 or 106% versus the corresponding 2007 period. The primary reasons for the increase were increases in non-cash stock-based compensation expenses associated with the March 2008 options issuance to management and directors and an accrual for additional registration rights penalties associated with the failure to file a registration statement for the Series B warrant.

Interest expense increased to $200,399 during three-month period ending March 31, 2008 from $191,532 in the corresponding 2007 period, which is an increase of $8,867. Interest expense during the three-month period ended March 31, 2008 consisted of $105,436 of premiums on the redemption value of the Series C Preferred Stock, $87,647 of premiums on the redemption value of the Series B Preferred Stock and $7,308 in credit card interest. Interest income was $2 during the three-month period ended March 31, 2008. Net interest expense was $200,397 for the period ended March 31, 2008. Interest expense during the three-month period ended March 31, 2007 consisted of $191,113 to amortize the value of the commitment fee associated with the Biotechnology Ventures note from April 2006, and $419 in interest from credit cards and other charges. The note was terminated in July 2007. Interest income was $3,879 during the three-month period ended March 31, 2007. Net interest expense was $187,653 for the three-month period ended March 31, 2007. This is an increase of $12,744 or 7% versus the same period in 2008.

The Company also recorded a non-cash loss of $820,823 to reflect the change in fair value of the warrant liabilities at March 31, 2008.

Liquidity and Capital Resources — Three months ended March 31, 2008 and 2007

At March 31, 2008 and December 31, 2007, we had unrestricted cash of $0. As described in Note 10, Subsequent Events, the Company received an advance of $600,000 on the planned issuance of its Series D Redeemable Convertible Preferred Stock and Warrant on April 8, 2007 which resulted in total advances of $700,000 in 2008. The Company paid investment banking fees of $100,000 on April 21, 2008 in connection with the advances.

Cash used in operations was $100,000 for the three months ended March 31, 2008, compared to $847,641 for the same period in 2007. This decrease in cash used of $747,641 was primarily caused by the non-cash loss on the change in fair value of warrants during the three months ended March 31, 2008 versus the gain on their change during the corresponding 2007 period. A significant decrease in corporate legal expenses during the three months ended March 31, 2008 also contributed.

Working Capital. The working capital deficit increased by $2,075,104 from $8,885,372 at December 31, 2007 to $10,960,476 at March 31, 2008. This decrease in working capital was primarily due to increased redemption values of the Series B and Series C convertible preferred stock, increases in accounts payable, and an increase in the carrying value of the warrant liability stemming from the activation of the warrants anti-dilution protection when the company issued stock options at exercise prices below the conversion prices of the warrants.

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

WE HAVE A HISTORY OF OPERATING LOSSES, EXPECT TO CONTINUE TO INCUR LOSSES AND RELY EXTENSIVELY ON EXTERNAL FINANCING TO MAINTAIN OUR OPERATIONS. IF WE ARE UNABLE TO OBTAIN ADDITIONAL EXTERNAL FINANCING, WE WOULD BE REQUIRED TO FURTHER LIMIT, SCALE BACK OR CEASE OUR OPERATIONS ENTIRELY. OUR RISK FACTORS HAVE CHANGED SINCE THE FORM 10-KSB FOR THE PERIOD ENDED DECEMBER 31, 2007 WAS FILED. THEY NOW INCLUDE THE FOLLOWING ADDITIONAL RISKS:

Unless we are able to secure significant amounts of additional funding in a timely manner, we may not be able to continue operations past May 2008 or to pay our accumulated debts.

The Company’s current cash position is extremely limited. As of May 20, 2008, the Company’s cash balance was approximately $20,000, and its accounts payable were $2,173,656. We currently anticipate that such cash balance will support operations only through May 31, 2008. Accordingly, we are continuing to actively seek additional external financing. However, to date, we have been unable to secure such financing. Unless we are able to obtain adequate financing in a timely manner, we will be required to substantially scale back or cease our operations entirely. In addition, we do not currently have enough cash on hand to pay our existing accounts payable and other anticipated short-term cash expenses.

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

As we seek to raise additional capital to fund operations, funding may not be available on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to market products as planned or continue development and regulatory approval of products, or could be required to delay, scale back or eliminate some or all of our research and development programs or seek bankruptcy protection. If we raise additional funds through equity sales, these sales may be highly dilutive to existing investors.

Failure to consummate additional financing such as completion of the Series D Redeemable convertible preferred stock or to raise additional capital would likely force the Company to curtail operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We believe our restricted cash and cash equivalents of approximately $20,000 as of May 20, 2008, are only sufficient to fund our operations through May 31, 2008. Our ability to continue operations after May 31, 2008 depends on our ability to arrange additional funding or make alternative arrangements to fund our operations.

Material Off-Balance Sheet Arrangements

The Company has no material commitments for capital expenditures and no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash, Cash Equivalents and Short Term Investments

As of March 31, 2008, we were exposed to market risks, which related primarily to changes in U.S. interest rates. Our restricted cash was subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, generally one year or less, changes ion interest rates would not have a material effect on our financial position. A hypothetical 10% change in interest rates would not have a material effect on our Statement of Operations or Cash Flows for the three months ended March 31, 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, in light of the issue(s) referenced below in Management’s Report on Internal Control over Financial Reporting, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Management’s Report On Internal Control Over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) for the Company.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Our independent registered public accounting firm, Vitale, Caturano & Company, Ltd., advised us in connection with the completion of their limited review of the quarter ended March 31, 2008 that they had identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A “material weakness” is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Vitale, Caturano & Company’s conclusion that we need to reassess our existing finance organization resource requirements and re-evaluate the design and operating effectiveness of certain controls surrounding the financial statement close process was based on several adjustments and related financial statement disclosures that were made in the course of the audit process. Among the issues identified in the audit process were accounting for convertible preferred stock and accounting for beneficial conversion features.

The matters identified by Vitale, Caturano & Company have been reviewed with management and with the Audit Committee. Management believes that the material weakness identified by Vitale, Caturano & Company is attributable in significant part to the early development stage of the Company, capital constraints resulting from insufficient financing, and lack of enough full-time accounting and finance personnel during the quarter ended March 31, 2008. We are in the process of implementing changes to respond to these matters on an immediate and a longer-term basis. The immediate responsive actions being taken include obtaining additional finance resources to document and improve our internal controls.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting, as of March 31, 2008, was not effective based on the criteria set forth by COSO in Internal Control—Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the fiscal quarter ended March 31, 2008, except as disclosed in the above Evaluation of Disclosure Controls and Procedures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY

During the three months ended March 31, 2008, the Company granted options pursuant to its 1999 Stock Plan to purchase 2,150,000 shares of its unregistered common stock at an exercise price of $0.20 per share to management and directors. The options have a 10 year life and were fully vested upon issuance. No commissions were paid. No proceeds were received. The sales were exempt under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 20, 2008.

31.2	Rule 13a-14(a) Certification of Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated May 20, 2008.

32	Rule 13a-14(b) Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 20, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avicena Group, Inc.

Date: May 20, 2008	/s/ Michael Sullivan
Michael Sullivan
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 20, 2008	/s/ Belinda Tsao Nivaggioli
Belinda Tsao Nivaggioli
Chief Executive Officer
(Principal Executive Officer)